Form 10-Q
period 2019-03-31
Elite Performance Holding Corp
filed 2019-05-20
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-55987

Elite Performance Holding Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1801530
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7687 Charleston Way Port St. Lucie, FL	34986
(Address of principal executive offices)	(Zip Code)

(844) 426-2958

Registrant’s telephone number, including area code

______________________________________

(Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	[ ]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	[ ]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2019, there were 56,220,000 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Consolidated Balance Sheet as of March 31, 2019 (unaudited) and December 31, 2018	3

Consolidated Statement of Operations for the Three months ended March 31, 2019 and for the period from January 30, 2018 (Inception) to March 31, 2018 (unaudited)	4

Consolidated Statement of Stockholders Equity from January 30, 2018 (Inception) to March 31, 2019 (unaudited)	5

Consolidated Statement of Cash Flows for the Three months ended March 31, 2019 and for the period January 30, 2018 (Inception) to March 31, 2018 (unaudited)	6

Notes to the Consolidated Financial Statements	7

Elite Performance Holding Corp.
Consolidated Balance Sheet

	(unaudited)
	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$10,872	$126
Inventory	148,440	139,140
Accounts receivable	2,923	6,860
Prepaid expenses	9,500	2,928
Total Current Assets	171,735	149,054
TOTAL ASSETS	$171,735	$149,054

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$1,793	$-
Accounts payable	153,716	112,844
Accounts payable related party	238,458	231,806
Accrued expenses	23,663	3,613
Line of Credit	150,000	-
Convertible notes payable (net of debt discount)	283,818	117,250
Note payable – related party	209,938	207,937
Total Current Liabilities	1,061,386	673,450

Total Liabilities	1,061,386	673,450

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 as of March 31, 2019 and December 31, 2018	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 56,220,000 and 55,780,000 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	5,622	5,578
Shares to be issued	2,000	4,000
Additional paid-in capital	206,971	185,015
Accumulated deficit	(1,105,244)	(719,989)
Total Stockholders' Equity (Deficit)	(889,651)	(524,396)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$171,735	$149,054

The accompanying notes are an integral part of these financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Operations
(Unaudited)

	For the Three months ended March 31, 2019	For the period January 30, 2018 (Inception) through March 31, 2018

REVENUES	$13,226	$-
COST OF GOODS SOLD	13,083	-
GROSS PROFIT	143	-

OPERATING EXPENSES
Legal and accounting	10,410	6,050
Advertising	152,303	-
Consulting	146,599	25,600
General and administrative	36,216	8,920
Total Operating Expenses	345,528	40,570

OPERATING LOSS	(345,385)	(40,570)

OTHER INCOME (EXPENSE)
Interest expense	(39,870)	(1,344)

Total Other Income (Expense)	(39,870)	(1,344)

NET LOSS	$(385,255)	$(41,914)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	56,118,667	50,000,000

 The accompanying notes are an integral part of these financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the period January 30, 2018 (Inception) through March 31, 2019
				(unaudited)
					Shares	Additional	Accumulated	Total
					to be	Paid-in	Deficit	Stockholders’
	Common Stock		Preferred Stock		Issued	Capital		Equity
	Shares	Amount	Shares	Amount				(Deficit)
Balance January 30, 2018 (Inception)	-	$-	-	$-	$-	$(97,407)	$-	$(97,407)

Acquisition of related party EBIC February 2 2018 & Founders Shares	50,000,000	5,000	10,000,000	1,000	-	(6,000)	-	-
								-
Net loss	-	-	-	-	-	-	(41,914)	(41,914)

Balance March 31, 2018	50,000,000	5,000	10,000,000	1,000	-	(103,407)	(41,914)	(139,321)

Subscription shares issued for cash	2,150,000	215	-	-	-	107,285	-	107,500

Net loss	-	-	-	-	-	-	(155,304)	(155,304)

Balance June 30, 2018	52,150,000	5,215	10,000,000	1,000	-	3,878	(197,218)	(187,125)

Subscription shares issued for cash	2,820,000	282	-	-	6,000	140,719	-	147,001

Net loss	-	-	-	-	-	-	(149,126)	(149,126)

Balance September 30, 2018	54,970,000	5,497	10,000,000	1,000	6,000	144,597	(346,344)	(189,250)

Shares issued for debt inducement	400,000	40	-	-	-	19,960	-	20,000
Shares issued for services	250,000	25	-	-	-	12,475	-	12,500
Subscription shares issued for cash	160,000	16	-	-	(2,000)	7,983	-	5,999

Net loss	-	-	-	-	-	-	(373,645)	(373,645)

Balance, December 31, 2018	55,780,000	5,578	10,000,000	1,000	4,000	185,015	(719,989)	(524,396)

Subscription shares issued for cash	40,000	4	-	-	(2,000)	1,996	-	-
Shares issued for debt inducements	400,000	40	-	-	-	19,960	-	20,000
								-
Net loss	-	-	-	-	-	-	(385,255)	(385,255)

Balance March 31, 2019	56,220,000	5,622	10,000,000	1,000	2,000	206,971	(1,105,244)	(889,651)

The accompanying notes are an integral part of these financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Cash Flows
(unaudited)
	For the Three months ended March 31, 2019	For the period January 30, 2018 (Inception) through March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(385,255)	$(41,914)
NET LOSS
Amortization of debt discount	29,069	-
Changes in operating assets and liabilities
Increase in inventory	(9,300)	-
Increase (decrease) in accounts receivable	3,937	-
Increase in prepaid expenses	(6,572)	(1,300)
Increase in accounts payable - related party	6,652	-
Increase in accounts payable and accrued liabilities	62,715	5,845
Net Cash Used in Operating Activities	(298,754)	(37,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of Acquisition	-	14,447
Net Cash Used in Financing Activities	-	14,447

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from notes payable related party	2,000	25,000
Proceeds (payments) from notes payable	307,500	-
Net Cash Provided by Financing Activities	309,500	25,000

Increase (Decrease) in Cash	10,746	2,078

Cash and Cash Equivalents at Beginning of Period	126	-

Cash and Cash Equivalents at End of Period	$10,872	$2,078

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

Supplemental Non-Cash Information:
Shares issued for debt inducement	$20,000	$-
Shares issued for stock payable	$2,000	$-
Issuance of founders shares	$-	$6,000

The accompanying notes are an integral part of these financial statements.

Elite Performance Holding Corp.

                                        Consolidated Notes to the Financial Statements

                                       For the period from January 30, 2018 (Inception)

                                    through March 31, 2019 (unaudited)

NOTE 1- GENERAL

Business Overview

Elite Performance Holding Corporation ("EPH") was formed on January 30, 2018 (inception) and is a holding company with anticipated holdings in companies centered on innovative and proprietary nutritional and dietary fitness enhancement products, that are in the sports performance, weight loss, nutritional, functional beverage and energy markets. The team is composed of highly experienced business, marketing and sales executives in the beverage and nutritional space, who are passionate about health and nutrition.

The mission of Elite Performance Holdings is to aggressively seek and acquire companies with niche products that are first to market and can be exploited in the 35 billion dollar nutritional and sport beverage industries. The goal of EPH is to effectuate its unique business model through strategic branding and marketing, to aggressively scale companies to size, and operate them efficiently to maximize growth, revenue production and eventual net income. On February 2, 2018, a contribution and assignment agreement was executed by Joseph Firestone and Jon McKenzie (collectively, the “Assignors”), and Elite Performance Holding Corp., a Nevada corporation (the “Assignee”). Whereas Firestone and McKenzie were the owners of 50,000,000 shares of common stock, $0.0001 par value, for a total of 100,000,000 shares of common stock (collectively, the “Shares”) of Elite Beverage International Corp., a Nevada corporation (the “Company”), which shares represented all authorized, issued and outstanding shares of the Company.

Elite Beverage International is a 100% wholly owned subsidiary of Elite Performance Holding Corp. Elite Beverage is currently producing a first of its kind functional sports beverage. Beyond Your Limit Training (B.Y.L.T.) sports drink is the first to combine the benefits of hydration, muscle repair, fat oxidation, and recovery all-in-one great tasting beverage. Whether you are looking to achieve optimal performance on the baseball field, basketball court, soccer field, in the gym or any competitive sport, BYLT provides the competitive edge every athlete actively seeks.  This unique product is designed with scientifically dosed key ingredients to bridge the gap between the current sports drinks filled with sugars that have serve no function, hydration beverages and dietary supplements, without the crash from sugars and jitters from caffeine which eventually leads to a decrease in performance for athletes. BYLT is not only designed to enhance performance and support the intense physical demand of athletes but be safe and backed by science.

Our Products and Services

Elite Beverages will offer a first to market functional beverage that redefines hydration and performance drinks using a patent pending amino/carbohydrate combination. The Smart Carb™ technology blend provides a unique benefit of hydration, endurance and sustained energy without caffeine, the crash of sugars, and without artificial flavors or colors making it the ideal sports beverage for health-conscious consumers and serious athletes alike. BYLT will introduce two flavors upon launch while planning to strategically introduce additional 6 flavors to support the launch after three to six months of operation. These flavors will include Raspberry lemonade, Tropical Punch, Lemon Lime, Green Apple, Watermelon, Grape, Orange and Fruit Punch.

Sales and Marketing

With its all-encompassing benefits and better-for-you ingredients, BYLT is positioned to succeed in a highly lucrative market due to being first to market, its superior product offering and an ideal market opportunity. The breakdown of favorable market trends that will help fuel the initial growth and long-term success of the Company include:

✓Healthy living trends and lifestyles are continuing, creating a drive for better-for-you trends, active lifestyles, and a growing demand for industry products from everyday consumers.

✓There are currently no other RTD beverages that combine the benefits of BYLT that athletes seek out. In order to achieve optimal nutrients, an athlete must take 3-4 supplements that are often packed with unhealthy additives such as sugars and caffeine.

✓Sports Drinks accounted for 70% of the entire Fortified/Functional beverage industry and is expected to continue its growth during the next five years to become a $9 B market by 2021.

✓BYLT is also positioned in the Nutrition and Performance Drink Industry which generated a total revenue of $14.2 billion. Mintel estimates sales of the category to continue to grow reaching $18.3 billion by 2021.

✓According to Statista, 36% of individuals in the U.S. purchase a ready to drink sports drink 1 – 2 times a week, while 15% purchase one over 10 times a week.

✓There is high potential for customer loyalty in the industry and brands that deliver on their promised functional and health benefits usually keep loyal core consumers.

The Company retained key executives for nationwide sales and distribution of their first to market sports drink. The executive team is comprised of former seasoned Coca-Cola, PepsiCo and Dr. Pepper executives that have over 120 years of combined experience in the beverage industry. Previous clients include: Coca-Cola, Bolthouse Farms, Cinnabon, Nestle Waters, Honest, Celsius and others. The Company will launch its products in a series of region expansions, as shown in the figure below.

Figure 2: Map of BYLT Roll Out Strategy

Corporate Information

Elite Performance Holding Corp

7687 Charleston Way

Port St. Lucie FL 34986

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2019 the company had an accumulated deficit of ($1,105,244). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of March 31, 2019 and December 31, 2018.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2019 and December 31, 2018 we had no reserve for potentially obsolete inventory.

Prepaid Expenses

We had $9,500 and $2,928 in prepaid inventory and insurance as of March 31, 2019 and December 31, 2018 respectively.

Loan Receivable

On November 29, 2017, we advanced $8,000 to a company and subsequently reserved the entire amount as an allowance for un-collectability during the year ended December 31, 2018.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of March 31, 2019 so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of March 31, 2019, the company had 10,000,000 outstanding shares of preferred stock which may be converted into 50,000,000 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. We had $0 research and development R&D expense during the three months ended March 31, 2019 and the period January 30, 2018 (Inception) through March 31, 2018

2018.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the three months ended March 31, 2019 and the period January 30, 2018 (Inception) through March 31, 2018

2018 we had $13,226 and $0 respectively in revenue from the sale of our products.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the period January 30, 2018 (inception) through March 31, 2019 using a Federal Tax Rate of 21%.

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

As of March 31, 2019, we had a net operating loss carry-forward of approximately $(1,076,175) and a deferred tax asset of $225,997 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(225,997).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2019 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of March 31, 2019 and December 31, 2018:

March 31, 2019	December 31, 2018

Deferred tax assets:
Deferred tax assets:	$225,997	$147,470
Valuation allowance	(225,997)	(147,470)
Net deferred tax asset	$-	$-

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 “Stock Compensation” and are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515 “Equity-Based Payments to Non-Employees”, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during the three months ended March 31, 2019 and the period January 30, 2018 (Inception) through March 31, 2018.

Property, Equipment and Intangible Assets

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Intangible assets consist of acquired web site domains and web site content and are carried at cost, less accumulated amortization.

Depreciation and amortization is provided principally on the straight-line basis method over the estimated useful lives of the assets.

Recently Issued Accounting Standards

The Company is reviewing the effects of following recent updates.  The Company has no expectation that any of these items will have a material effect upon the financial statements.

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019.

•Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

•Update 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

•Update 2017-03—Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings  (SEC Update)

•Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business

•Update 2016-20—Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

•Update 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)

•Update 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

•Update 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

•Update 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

•Update 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•Update 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

•Update 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•Update 2016-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•Update 2016-03—Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance (a consensus of the Private Company Council)

NOTE 3 - RELATED PARTY TRANSACTIONS

Loan Receivable-Related Party

In 2018, the company advanced $30,000 to Gifted Nutrition International, with a maturity date of August 2019. Gifted Nutrition International is a company that is owned and operated by Joey Firestone and Jon McKenzie. In October the company elected to write this off to compensation expense.

Joey Firestone was paid $40,000 in compensation for the year ended December 31, 2018.

Accounts and Notes Payable related party

On November 15, 2017, Elite Beverage International issued an unsecured note payable to Jon McKenzie at a 6% interest rate, due upon demand. An addendum to the note was added in 2018 for an additional $127,637 in funding.

As of December 31, 2018, and March 31, 2019 the outstanding balance was $207,937 and $209,938, respectively. As of March 31, 2019, the accrued interest was $12,786.

As of March 31, 2019 we had an outstanding balance due to Jon  McKenzie of $191, 894 for un-reimbursed  business expenses.

For the three months ended March 31, 2019 Jon McKenzie advanced a total of $2,000 for operating expenses of the company. As of March 31, 2019, the outstanding balance was $209,938.

For the three months ended March 31, 2019, we had $9,000 in consulting expense to “I Know a Dude, Inc.” owned by Alya Clark. Mr. Clark is a member of our Board of Directors. As of March 31, 2019, we had an outstanding balance due of $18,000.

For the three months ended March 31, 2019 we had $1,500 in accounting expense to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of March 31, 2019, we had an outstanding balance due of $6,000.

As of March 31, 2019 we had an outstanding balance due to Joey Firestone of $9,778 for un-reimbursed business expensed.

NOTE 4 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

The Company has authorized a total of 400,000,000 Shares of Common Stock par value $0.0001 as of the December 31, 2017 audit for Elite Beverage International. However, Elite Performance Holding Corp. is now the successor company and as of March 31, 2019 now reflects 465,000,000 (Four Hundred Sixty-Five Million) shares authorized par value $0.0001. For the three months ended December 31, 2017, the Elite Beverage International Corp. issued 100,000,000 shares of Common Stock for $19,000 to its management.

On February 2, 2018 Elite Performance Holding Corp., owned and controlled by Firestone and McKenzie, acquired Elite Beverage International through a 1:2 common share exchange as follows:

a). 50,000,000 common shares of Elite Performance Holdings Corp. in exchange for 100,000,000 common shares of Elite Beverage International Inc.

Shares to be Registered in the S-1 Registration Statement

As of March 31, 2019, the company has raised $254,500 (5,090,000 shares) through a private placement which the company is in the process of registering a S1 registration statement.

Restricted Shares issued

On November 9, 2018 we issued 40,000 shares of common stock at $.05 per share which were subscribed for on October 9, 2018 for $2,000. These shares are restricted, and subject to SEC Rule 144.

On December 13, 2018 the company issued 400,000 shares of restricted common stock for financing fees. These shares are restricted, and subject to SEC rule 144. We valued the shares at $.05 (price of the shares issued in the private placement) due to the lack of market activity and related price.

On December 18, 2018 we issued 250,000 shares of restricted common stock per an agreement with Carter, Terry & Associates. These shares are restricted, and subject to SEC rule 144. We valued the shares at $.05 (price of the shares issued in the private placement) due to the lack of market activity and related price.

On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of a convertible note payable.note. These shares restricted and subject to SEC Rule 144. We valued the shares at $.05 (price of the shares issued in the private placement) due to the lack of market activity and related price.

On October 9, 2018 we received $2,000 for a subscription for 40,000 shares of common stock. As of March 31, 2019, these shares were unissued. These shares were issued on February 27, 2019.

Restricted Shares to be issued

On October 22, 2018 we received $2,000 for a subscription for 40,000 shares of common stock. As of March 31, 2019, these shares were unissued.

Common Stock Warrants

None.

NOTE 5 - PREFERRED STOCK

The Company has authorized a total of 35,000,000 Shares of Preferred Stock, $.0001 par value, which may be issued from time to time and bearing such rights, privileges and preferences as shall be designated by the Board of Directors.  As of December 31, 2017, Elite Beverage International Corp had issued 10,000,000 Shares of Preferred Stock, designated as series A “Cumulative Preference ‘A’” , for $1,000.

10,000,000 Series A preferred which carries super voting rights. Each preferred share carries 20 votes.

On February 2, 2018 Elite Performance Holding Corp., owned and controlled by Firestone and McKenzie, acquired Elite Beverage International through a 1:1 preferred share exchange as follows. 10,000,000 Series A preferred shares of Elite Performance Holdings Corp. in exchange for 10,000,000 Series A preferred shares of Elite Beverage International Inc.

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated significant losses and has negative working capital. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company's ability to continue as a going concern are as follows:

The Company is currently trying to raise new debt or equity to set up and market its line sports beverage products. If the Company is not successful in the development and implementation of a concept which produces positive cash flows from operations, the Company may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

There can be no assurance that the Company will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 8 – ACQUISITIONS

Stock Exchange Agreement – Elite Beverage Holdings Corp.

On February 2, 2018, the Company closed on an Stock Exchange Agreement (“SEA”) with Elite Beverage International Corp. Pursuant to the SEA, we purchased all of Joey Firestone and Jon McKenzie’s 100,000,000 common shares and 10,000,000 preferred shares in Elite Beverage International Corp., which gave the Company ownership of all of its assets and liabilities in exchange for 50,000,000 common shares and 10,000,000 preferred shares of the Company.

Elite Beverage was formed on November 29, 2017 (inception) and is currently producing a first of its kind functional sports beverage. Beyond Your Limit Training (B.Y.L.T.) sports drink is the first to combine the benefits of hydration, muscle repair, fat oxidation, and recovery all-in-one great tasting beverage. Whether you are looking to achieve optimal performance on the baseball field, basketball court, soccer field, in the gym or any competitive sport, BYLT provides the competitive edge every athlete actively seeks. This unique product is designed with scientifically dosed key ingredients to bridge the gap between the current sports drinks filled with sugars that have serve no function, hydration beverages and dietary supplements, without the crash from sugars and jitters from caffeine which eventually leads to a decrease in performance for athletes. BYLT is not only designed to enhance performance and support the intense physical demand of athletes but be safe and backed by science.

This acquisition was accounted for as an acquisition by entities under common control due to the fact that both Elite Performance Holdings Corp. and Elite Beverage International Corp. were and continue to be commonly held by Joey Firestone and Jon McKenzie. The ownership structure of the Company did not change as a result nor did any of its officers change positions.

As the assets acquired were from an entity under common control, the assets from Elite Beverage International Corp. have been combined at historical cost for all periods presented, with no step-up in basis. See below for the recognition entry for the stock issued for the acquisition:

Additional paid-in-capital	$6,000
Common stock, based on par value of $0.0001	$(5,000)
Preferred stock, based on par value of $0.0001	$(1,000)

Also pursuant to ASC Section 805-50-45, financial statements and financial information presented for the period ended have been retrospectively adjusted to furnish comparative information. Therefore, the accompanying combined financial statements as of and for the period from January 30, 2018 (inception) to March 31, 2019 present the combined financial position and results of operations of the Company and Elite Beverage International Corp. despite the acquisition occurring on February 2, 2018.

Intercompany transactions occurred on or after January 30, 2018 have been eliminated. Likewise, for the period from January 30, 2018 through February 2, 2018, effects of any intra-entity transactions (between the Company and Elite Beverage International Corp.) have been eliminated, resulting in operations for the period prior to Acquisition date essentially being on the same basis as operations post Acquisition date.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On December 10, 2018 we entered into a Senior Secured Promissory note with First Fire Global Opportunities Fund, LLC in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of May 10, 2019. The note carries a prepayment feature and a default provision that allows,  in the event of default, for a conversion of debt into equity at a fixed price of $.05, or if publicly traded, at the rate of the lesser of $.05 or the lowest of 65% of the 20 previous trading days from the notice of conversion, or based on any subsequent financings with better terms to other investors.

On December 12, 2018 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. This note had $25,500 in original discount and $20,000 in discount for the 400,000 shares issued. The original debt discount was $45,500; we amortized $22,500 for the three months ended March 31, 2019 and we had a remaining debt discount of $17,750 as of March 31, 2019. As of March 31, 2019, we had a $2,706 in accrued interest due on this note.

On January 7, 2019 we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of

$.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000  Weshares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $27,500, we amortized $6,479 during the three months ended March 31, 2019 and had an outstanding balance of 21,021 as of March 31, 2019.

On March 28, 2019 we issued a convertible promissory note to David Stoccardo in the amount of $7,875 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $375, we amortized $90 during the three months ended March 31, 2019 and had an outstanding balance of $285 as of March 31, 2019.

On March 12, 2019, we entered into a production funding line of credit agreement with Gourmet Growth LLC. And received an initial advance of $150,000.

Total Interest Expense on the above notes for the 3 months ended March 31, 2019 and 2018 was $10,801 and $1,344.

NOTE 10 - SUBSEQUENT EVENTS

Subsequently on May 7, 2019 Jon McKenzie resigned as the Chief Executive Officer and Joey Firestone was elected to the position of Chief Executive Officer. Mr. McKenzie will still retain his position on the company’s Board of Directors.

On April 26, 2019 the company paid David Stocardo $8,711 towards the payoff of the note dated March 28, 2019 and retired the note in full.

On May 14, 2019 the company paid David Stoccardo $5,000 towards the payoff of the note dated January 7, 2019.

On April 30, 2019 the company paid FirstFire $62,500 towards the payoff of the note dated December 10, 2018.

On May 14, 2019 the company paid FirstFire $7,500 towards the payoff of the note dated December 10, 2018.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2019 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

This form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate, or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2019, we had an accumulated deficit totaling ($1,105,244). This raises substantial doubts about our ability to continue as a going concern.

Business

The Company is currently producing a sports beverage like no other available on the market.  Beyond Your Limit Training (B.Y.L.T.) is the first ready to drink (RTD) beverage of its kind to combine the benefits of hydration, endurance, mental focus, fat oxidation, and muscle recovery all-in-one great tasting beverage. BYLT (pronounced built) uses a proven proprietary formula that simultaneously hydrates, helps improves performance, promotes fat burning during exercise, and aids in muscle recovery after exertion. Whether you are looking to achieve optimal performance on the baseball field, basketball court, soccer field, in the gym or any competitive sport, BYLT provides the competitive edge every athlete actively seeks.  This unique product is designed with scientifically dosed key ingredients to bridge the gap between energy drinks, hydration beverages and dietary supplements, without the sugars and jitters from caffeine which eventually cause athletes to crash. BYLT is not only designed to help enhance performance and support the intense physical demand of athletes, but is safe and backed by science.

Corporate History

Elite Performance Holding Corp. (the “Company”) was originally incorporated on January 30, 2018 in the State of Nevada. On February 2, 2018, Joey Firestone and Jon McKenzie each assigned 50,000,000 shares of Elite Beverage International Corp. to the Company, via a Contribution and Assignment Agreement, making Elite Beverage International Corp. our wholly owned operating subsidiary.

Results for the Three and Three Months Ended March 31, 2019 Compared to the period January 30, 2018 (Inception) through March 31, 2018.

Operating Revenues

The Company’s revenues were $13,226 for the three months ended March 31, 2019 compared to $0 for the period January 30, 2018 (Inception) through March 31, 2018.

Gross Profit

For the three months ended March 31, 2019, the Company’s gross profit was $143 compared to $0 for the period January 30, 2018 (Inception) through March 31, 2018.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended March 31, 2019, general and administrative expenses were $36,216 compared to $8,920 for the period January 30, 2018 (Inception) through March 31, 2018.

Advertising Expense

For the three months ended March 31, Advertising expenses were $152,303 Compared to $0 for the period January 30, 2018 (Inception) through March 31, 2018.

Legal and Accounting Expense

For the three months ended March 31, 2019, Legal and Accounting expenses were $10,410 compared to $6,050 for the period January 30, 2018 (Inception) through March 31, 2018.

Consulting expense

For the three months ended March 31, 2019, Consulting expenses were $146,599 compared to $25,600 for the period January 30, 2018 (Inception) through March 31, 2018.

Interest Expense

For the three months ended March 31, 2019, Interest expenses were $39,870 compared to $1,344 for the period January 30, 2018 (Inception) through March 31, 2018.

Net Loss

Our net loss for the three months ended March 31, 2019, was $385,255 compared to $41,914 for the period January 30, 2018 (Inception) through March 31, 2018.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2019, the Company had total current assets of $171,735 compared to $149,054 at December 31, 2018.

At March 31, 2019, the Company had total current liabilities of $1,061,386 compared to $673,450 at December 31, 2018.

We had working capital deficit of $889,651 as of March 31, 2019 compared to $524,396 as of December 31, 2018,

Cashflow from Operating Activities

During the three months ended March 31, 2019, cash provided by (used in) operating activities was $(298,754) compared to $(37,369) for the period January 30, 2018 (Inception) through March 31, 2018.

Cashflow from Investing Activities

During the three months ended March 31, 2019 cash used in investing activities was $0 compared to $14,447 for the period January 30, 2018 (Inception) through March 31, 2018.

Cashflow from Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities was $309,500 compared to $25,000 for the period January 30, 2018 (Inception) through March 31, 2018.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our financial statements for the periods ended March 31, 2019, have been prepared on a going concern basis and Note 6 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. The Company anticipates that with further resources, the Company will expand both management and the board of directors with additional officers and independent directors in order to provide sufficient disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There were no material changes during the period covered by this report to the risk factors previously disclosed in our S-1 Registration filed on October 2, 2018 (as amended) and declared Effective on April 23, 2019. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 7, 2019 we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144.

On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of a convertible note payable. These shares restricted and subject to SEC Rule 144.

On March 28, 2019 we issued a convertible promissory note to David Stoccardo in the amount of $7,875 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: May 20, 2019	By:
Joey Firestone
(Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)