Form 10-Q
period 2019-06-30
Elite Performance Holding Corp
filed 2019-08-19
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

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

As of August 16, 2019, there were 58,714,300 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	3

Consolidated Statements of Operations for the Three and Six months ended June 30, 2019 and for the three months ended June 30, 2018 and the period from January 30, 2018 (Inception) to June 30, 2018 (unaudited)	4

Consolidated Statements of Stockholders Equity from January 30, 2018 (Inception) to June 30, 2019 (unaudited)	5

Consolidated Statement of Cash Flows for the Six months ended June 30, 2019 and for the period January 30, 2018 (Inception) to June 30, 2018 (unaudited)	6

Notes to the Consolidated Financial Statements	7

Elite Performance Holding Corp.
Consolidated Balance Sheet

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$19,769	$126
Inventory	154,618	139,140
Accounts receivable	4,203	6,860
Prepaid expenses	2,029	2,928
Total Current Assets	180,619	149,054

TOTAL ASSETS	$180,619	$149,054

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$136,759	$112,844
Accounts payable related party	220,607	231,806
Accrued expenses	23,550	3,613
Line of credit	129,795	-
Convertible note payable (net of debt discount)	138,142	117,250
Note payable – related party	209,938	207,937
Total Current Liabilities	858,791	673,450

Total Liabilities	858,791	673,450

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 as of June 30, 2019 and December 31, 2018	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 56,220,000 and 55,780,000 issued and outstanding as of June 30, 2019 and December 31, 2018 respectively	5,622	5,578
Shares to be issued	617,068	4,000
Additional paid-in capital	206,971	185,015
Accumulated deficit	(1,508,833)	(719,989)
Total Stockholders' Equity (Deficit)	(678,172)	(524,396)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$180,619	$149,054

The accompanying notes are an integral part of these financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Operations
(Unaudited)

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June 30, 2019	For the period January 30, 2018 (Inception) through June 30, 2018

REVENUES	$6,161	$-	$19,387	$-
COST OF GOODS SOLD	2,394	-	$15,477	$-
GROSS PROFIT	3,767	-	3,910	-

OPERATING EXPENSES
Research and development	-	76,635	-	76,635
Legal and accounting	5,000	3,000	15,410	9,050
Advertising	129,427	-	281,730	-
Consulting	169,298	67,800	315,897	93,400
General and administrative	33,091	5,771	69,307	14,690
Total Operating Expenses	336,816	153,206	682,344	193,775

OPERATING LOSS	(333,049)	(153,206)	(678,434)	(193,775)

OTHER INCOME (EXPENSE)
Interest expense	(70,540)	(2,098)	$(110,410)	$(3,443)

Total Other Income (Expense)	(70,540)	(2,098)	(110,410)	(3,443)

NET LOSS	$(403,589)	$(155,304)	$(788,844)	$(197,218)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	56,220,000	51,680,220	56,173,812	51,013,377

 The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Stockholders’ Equity (Deficit)
For the period January 30, 2018 (Inception) through June 30, 2019

					Shares	Additional	Accumulated	Total
					to be	Paid-in	Deficit	Stockholders’
	Common Stock		Preferred Stock		Issued	Capital		Equity
	Shares	Amount	Shares	Amount				(Deficit)
Balance January 30, 2018 (Inception)	-	$-	-	$-	$-	$(97,407)	$-	$(97,407)

Acquisition of related party EBIC February 2 2018 & Founders Shares	50,000,000	5,000	10,000,000	1,000	-	(6,000)	-	-
Net loss	-	-	-	-	-	-	(41,914)	(41,914)
Balance March 31, 2018	50,000,000	5,000	10,000,000	1,000	-	(103,407)	(41,914)	(139,321)

Subscription shares issued for cash	2,150,000	215	-	-	-	107,285	-	107,500
Net loss	-	-	-	-	-	-	(155,304)	(155,304)
Balance June 30,, 2018	52,150,000	5,215	10,000,000	1,000	-	3,878	(197,218)	(187,125)

Subscription shares issued for cash	2,820,000	282	-	-	6,000	140,719	-	147,001
Net loss	-	-	-	-	-	-	(149,126)	(149,126)
Balance September 30, 2018	54,970,000	5,497	10,000,000	1,000	6,000	144,597	(346,344)	(189,250)

Shares issued for debt inducement	400,000	40	-	-	-	19,960	-	20,000
Shares issued for services	250,000	25	-	-	-	12,475	-	12,500
Subscription shares issued for cash	160,000	16	-	-	(2,000)	7,983		5,999
Net loss	-	-	-	-	-	-	(373,645)	(373,645)
Balance, December 31,2018	55,780,000	5,578	10,000,000	1,000	4,000	185,015	(719,989)	(524,396)

Subscription shares issued for cash	40,000	4	-	-	(2,000)	1,996	-	-
Shares issued for finance fees	400,000	40	-	-	-	19,960		20,000
Net loss	-	-	-	-	-	-	(385,255)	(385,255)

Balance March 31, 2019	56,220,000	5,622	10,000,000	1,000	2,000	206,971	(1,105,244)	(889,651)

Subscriptions received	-	-	-	-	477,000	-	-	477,000
Shares to be issued for Services	-	-	-	-	13,353	-	-	13,353
Shares to be issued for debt conversion	-	-	-	-	124,715	-	-	124,715
Net loss	-	-	-	-	-	-	(403,589)	(403,589)
Balance June 30, 2019	56,220,000	$5,622	10,000,000	$1,000	$617,068	$206,971	$(1,508,833)	$(678,172)

The accompanying notes are an integral part of these financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Cash Flows

	For the six months ended June 30, 2019	For the period January 30, 2018 (Inception) through June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(788,844)	$(197,218)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	53,769	-
Shares issued for services	13,353	-
Prepayment penalty	30,000	-
Changes in operating assets and liabilities	-
Increase in inventory	(15,478)	-
Increase (decrease) in accounts receivable	2,657	-
Increase in prepaid expenses	899	-
Decrease in accounts payable - Related party	(11,199)	-
Increase in accounts payable and accrued liabilities	51,067	79,079
Net Cash Used in Operating Activities	(663,776)	(118,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on notes receivable related party	-	(25,000)
Effect of Acquisition	-	14,447
Net Cash Used in Financing Activities	-	(10,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(103,081)	-
Proceeds from notes payable related party	2,000	25,000

Proceeds from notes payable	307,500	-
Proceeds from Sale of stock	477,000	107,500
Net Cash Provided by Financing Activities	683,419	132,500

Increase (Decrease) in Cash	19,643	3,808

Cash and Cash Equivalents at Beginning of Period	126	-

Cash and Cash Equivalents at End of Period	$19,769	$3,808

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

Supplemental Non-Cash Information:
Shares issued for financing fees	$20,000	$-
Issuance of founders shares	$-	$6,000
Shares issued for stock payable	$2,000	$-
Shares issued for note payable conversion	$124,715	$-

The accompanying notes are an integral part of these financial statements.

Elite Performance Holding Corp.

                                        Consolidated Notes to the Financial Statements

                                       For the period from January 30, 2018 (Inception)

                                    through June 30, 2019 (unaudited)

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

Elite Performance Holding Corp

7687 Charleston Way

Port St. Lucie FL 34986

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2019 the company had an accumulated deficit of ($1,508,883). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of June 30, 2019 and December 31, 2018.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2019, and December 31, 2018 we had no reserve for potentially obsolete inventory. We had $154,618 and $139,140 in inventory as of June 30, 2019 and December 31, 2018.

Prepaid Expenses

We had $2,029 and $2,928 in prepaid inventory and insurance as of June 30, 2019 and December 31, 2018 respectively.

Loan Receivable

On November 29, 2017, we advanced $8,000 to a company and subsequently reserved the entire amount as an allowance for un-collectability during the year ended December 31, 2018.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of June 30, 2019 so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of June 30, 2019, the company had 10,000,000 outstanding shares of preferred stock which may be converted into 50,000,000 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. We had $0 research and development R&D expense during the Three and Six months ended June 30, 2019. For the three months ended June 30, 2018 and the period January 30, 2018 (Inception) through June 30, 2018 we had $76,635 an$76,635 respectively in R&D expense.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the Six months ended June 30, 2019 and the period January 30, 2018 (Inception) through June 30, 2018 we had $19,387 and $0 respectively in revenue from the sale of our products.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the period January 30, 2018 (inception) through June 30, 2019 using a Federal Tax Rate of 21%.

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

As of June 30, 2019, we had a net operating loss carry-forward of approximately $(1,455,064) and a deferred tax asset of $305,563 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(305,563).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2019 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Deferred tax assets:
Deferred tax assets:	$305,563	$147,470
Valuation allowance	(305,563)	(147,470)
Net deferred tax asset	$-	$-

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during the Three and Six months ended June 30, 2019 and the period January 30, 2018 (Inception) through June 30, 2018.

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

For the Three and Six months ended June 30, 2019 Jon McKenzie advanced a total of $2,000 for operating expenses of the company. As of December 31, 2018, and June 30, 2019 the outstanding balance was $207,937 and $209,938, respectively. As of June 30, 2019, the accrued interest was $12,786. Interest expense for this note for the six months ended June 30, 2019 and 2018 was $6,268 and $2,099 respectively.

As of June 30, 2019 we had an outstanding balance due to Jon McKenzie of $199,944 for un-reimbursed  business expenses.

For the Three and Six months ended June 30, 2019, we had $9,000 in consulting expense to “I Know a Dude, Inc.” owned by Alya Clark. Mr. Clark is a member of our Board of Directors. As of June 30, 2019, we had an outstanding balance due of $18,000.

For the Three and Six months ended June 30, 2019 we had $1,500 in accounting expense to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of June 30, 2019, we had an outstanding balance due of $500.

As of June 30, 2019, we had an outstanding balance due to Joey Firestone of $2,163 for un-reimbursed business expensed.

On June 14, 2019 Laya Clark (a member of our board of directors) entered into an advisor service agreement for one million shares of restricted 144 stock. He is owed a balance of $2,083 as of June 30, 2019 for consulting services.

NOTE 4 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

The Company has authorized a total of 400,000,000 Shares of Common Stock par value $0.0001 as of the December 31, 2017 audit for Elite Beverage International. However, Elite Performance Holding Corp. is now the successor company and as of June 30, 2019 now reflects 465,000,000 (Four Hundred Sixty-Five Million) shares authorized par value $0.0001. For the period ended December 31, 2017, the Elite Beverage International Corp. issued 100,000,000 shares of Common Stock for $19,000 to its management.

On February 2, 2018 Elite Performance Holding Corp., owned and controlled by Firestone and McKenzie, acquired Elite Beverage International through a 1:2 common share exchange as follows:

a). 50,000,000 common shares of Elite Performance Holdings Corp. in exchange for 100,000,000 common shares of Elite Beverage International Inc.

Shares to be Registered in the S-1 Registration Statement

As of June 30, 2019, the company has raised $507,000 ( 10,140,000 shares) through a  registered offering for $1,250,000  which was registered with the SEC through an S1 registration statement which went effective on April 23, 2019.

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

On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of a convertible note. These shares restricted and subject to SEC Rule 144. We valued the shares at $.05 (price of the shares issued in the private placement) due to the lack of market activity and related price.

On October 9, 2018 we received $2,000 for a subscription for 40,000 shares of common stock. As of June 30, 2019, these shares were unissued. These shares were issued on February 27, 2019.

Restricted Shares to be issued

On October 22, 2018 we received $2,000 for a subscription for 40,000 shares of common stock. As of June 30, 2019, these shares were unissued.

As of June 30, 2019, we had 9,540,000 shares to be issued in the amount of $477,000 from stock subscriptions to 10 accredited individuals.

On June 26, 2019 First Fire elected to convert the remaining balance of $124,715 of the note dated December 10, 2018 for restricted shares at .05 cents a share thereby retiring the original note in full, the total shares to be issued was 2,494,300, which were subsequently issued on July 8, 2019.

As of June 30, 2019, we had consulting agreements that had share to be issued, for a total of 3,170,000 shares the vesting expense for these shares was $13,353 for the 3 months ended June 30, 2019.

Common Stock Warrants

None.

NOTE 5 - PREFERRED STOCK

The Company has authorized a total of 35,000,000 Shares of Preferred Stock, $.0001 par value, which may be issued from time to time and bearing such rights, privileges and preferences as shall be designated by the Board of Directors.  As of December 31, 2017, Elite Beverage International Corp had issued 10,000,000 Shares of Preferred Stock, designated as series A “Cumulative Preference ‘A’, for $1,000.

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

Also pursuant to ASC Section 805-50-45, financial statements and financial information presented for the period ended have been retrospectively adjusted to furnish comparative information. Therefore, the accompanying combined financial statements as of and for the period from January 30, 2018 (inception) to June 30, 2019 present the combined financial position and results of operations of the Company and Elite Beverage International Corp. despite the acquisition occurring on February 2, 2018.

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On December 10, 2018 we entered into a Senior Secured Promissory note with First Fire Global Opportunities Fund, LLC in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of May 10, 2019. The note carries a prepayment feature and a default provision that allows,  in the event of default, for a conversion of debt into equity at a fixed price of $.05, or if publicly traded, at the rate of the lesser of $.05 or the lowest of 65% of the 20 previous trading days from the notice of conversion, or based on any subsequent financings with better terms to other investors. On April 30, 2019 we paid $67,500 and on May, 14, 2019 we paid an additional $7,500, bringing the outstanding balance to $87,500 and as a result we incurred a prepayment penalty of $30,000.

On June 26, 2019 First Fire elected to convert the remaining balance of $117,500 plus accrued interest of $7,215 for a total of $124,715 of the note dated December 10, 2018 for restricted shares at .05 cents a share thereby retiring the original note in full, the total shares to be issued was 2,494,300, which were subsequently issued on July 8, 2019.

On December 12, 2018 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. This note had $25,500 in original discount and $20,000 in discount for the 400,000 shares issued. The original debt discount was $45,500; we amortized $40,250 for the Six months ended June 30, 2019 and we had a remaining debt discount of $0 as of June 30, 2019

On January 7, 2019 we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of

$.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000   shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $ $7,500 , we amortized $13,517 during the six months ended June 30, 2019 and had an outstanding balance of $14,358 as of June 30, 2019. On May 14, 2019 we paid $5,000 of principal on this note and as of June 30, 2019 the outstanding balance was $152,500.

On March 28, 2019 we issued a convertible promissory note to David Stoccardo in the amount of $7,875 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $375, we amortized $375 during the Three and Six months ended June 30, 2019 and had an outstanding balance of $0 as of June 30, 2019. On April 26, 2019 this note was paid in full.

On March 12, 2019, we entered into a production funding line of credit agreement with Gourmet Growth LLC. And received an initial advance of $150,000. During the three months ended June 30, 2019 we made payments totaling $20,205. The outstanding balance as of June 30, 2019 was $129,795.

Total Interest Expense on the above notes for the 3 months ended June 30, 2019 and 2018 was $20,373 and $1,344.

NOTE 10 - SUBSEQUENT EVENTS

On June 26, 2019 First Fire elected to convert the remaining balance of $124,715 of the note dated December 10, 2018 for restricted shares at .05 cents a share thereby retiring the original note in full, the total shares to be issued was 2,494,300, which were subsequently issued on July 8, 2019.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2019, we had an accumulated deficit totaling ($1,508,833). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the Three and Six months Ended June 30, 2019 Compared to the three months ended June 30, 2018 period January 30, 2018 (Inception) through June 30, 2018.

Operating Revenues

The Company’s revenues were $6,161 for the three months ended June 30, 2019 compared to $0 three months end ed June 30, 2018.

The Company’s revenues were $19,387 for the six months ended June 30, 2019 compared to $0 for the period January 30, 2018 (Inception) through June 30, 2018.

Gross Profit

The Company’s gross profit were $3,767 for the three months ended June 30, 2019 compared to $0 the three months ended June 30, 2018.

The Company’s gross profit were $3,910 for the six months ended June 30, 2019 compared to $0 for the period January 30, 2018 (Inception) through June 30, 2018.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

The Company’s general and administrative expenses were $33,091 for the three months ended June 30, 2019 compared to $5,771 for the three months ended June 30, 2018.

The Company’s general and administrative expenses were $69,307 for the six months ended June 30, 2019 compared to $14,690 for the period January 30, 2018 (Inception) through June 30, 2018.

Advertising Expense

The Company’s advertising expenses were $129,427 for the three months ended June 30, 2019 compared to $0 for the three months ended June 30, 2018.

The Company’s advertising expenses were $281,730 for the six months ended June 30, 2019 compared to $0 for the period January 30, 2018 (Inception) through June 30, 2018.

Legal and Accounting Expense

The Company’s legal and accounting expenses were $5,000 for the three months ended June 30, 2019 compared to $3,000 for the three months ended June 30, 2018.

The Company’s legal and accounting expenses were $15,410 for the six months ended June 30, 2019 compared to $9,050 for the period January 30, 2018 (Inception) through June 30, 2018.

Consulting expense

The Company’s consulting expenses were $169,298 for the three months ended June 30, 2019 compared to $67,800 for the three months ended June 30, 2018.

The Company’s consulting expenses were $315,897 for the six months ended June 30, 2019 compared to $93,400 for the period January 30, 2018 (Inception) through June 30, 2018.

Interest Expense

The Company’s interest expenses were $70,540 for the three months ended June 30, 2019 compared to $2,098 for the three months ended June 30, 2018.

The Company’s interest expenses were $110,410 for the six months ended June 30, 2019 compared to $3,443 for the period January 30, 2018 (Inception) through June 30, 2018.

Net Loss

The Company’s net losses were $403,589 for the three months ended June 30, 2019 compared to $155,304 for the three months ended June 30, 2018.

The Company’s net losses were $788,844 for the six months ended June 30, 2019 compared to $197,218 for the period January 30, 2018 (Inception) through June 30, 2018.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2019, the Company had total current assets of $180,619 compared to $149,054 at December 31, 2018.

At June 30, 2019, the Company had total current liabilities of $858,791 compared to $673,450 at December 31, 2018.

We had working capital deficit of $678,172 as of June 30, 2019 compared to $524,396 as of December 31, 2018,

Cashflow from Operating Activities

During the Six months ended June 30, 2019, cash provided by (used in) operating activities was $(663,776) compared to $(118,139) for the period January 30, 2018 (Inception) through June 30, 2018.

Cashflow from Investing Activities

During the six months ended June 30, 2019 cash used in investing activities was $0 compared to $10,553 for the period January 30, 2018 (Inception) through June 30, 2018.

Cashflow from Financing Activities

During the Six months ended June 30, 2019, cash provided by financing activities was $683,419 compared to $132,500 for the period January 30, 2018 (Inception) through June 30, 2018.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our financial statements for the periods ended June 30, 2019, have been prepared on a going concern basis and Note 6 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2019, we had 9,540,000 shares to be issued in the amount of $477,000 from stock subscriptions to 10 accredited individuals.

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: August 19, 2019	By:
Joey Firestone
(Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)