Form 10-Q
period 2020-03-31
Elite Performance Holding Corp
filed 2021-09-29
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 15, 2021, there were 97,776,300 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$78	$16,884
Accounts Receivable	192	-
Inventory	200,535	152,330
Prepaid Expenses	-	2,638
Total Current Assets	200,805	171,852

TOTAL ASSETS	$200,805	$171,852

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$881	$-
Accounts payable	375,459	247,194
Accounts payable and accrued expenses related party	352,840	306,564
Accrued expenses	42,755	27,694
Convertible note payable (net of debt discount)	454,201	309,030
Note payable – related party	209,937	209,937
Total Current Liabilities	1,436,073	1,100,419

Total Liabilities	1,436,073	1,100,419

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 65,424,300 and 64,924,300 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	6,542	6,492
Shares to be issued	920,722	856,722
Additional paid-in capital	666,267	641,317
Accumulated deficit	(2,829,799)	(2,434,098)
Total Stockholders' Equity (Deficit)	(1,235,268)	(928,567)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$200,805	$171,852

The accompanying notes are an integral part of these Consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Operations
for the three months ended March 31, (unaudited)

	2020	2019

REVENUES	$15,283	$13,226
COST OF GOODS SOLD	92,023	13,083
GROSS PROFIT	(76,740)	143

OPERATING EXPENSES
Legal and accounting	12,627	10,410
Advertising	121,896	152,303
Consulting	93,806	146,599
General and administrative	61,452	36,216
Total Operating Expenses	289,781	345,528

OPERATING LOSS	(366,521)	(345,385)

OTHER INCOME (EXPENSE)
Interest expense	(29,180)	(39,870)

Total Other Income (Expense)	(29,180)	(39,870)

NET LOSS	$(395,701)	$(385,255)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	65,180,344	56,118,667

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the three months end March 31, 2019 (unaudited)

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance, December 31,2018	55,780,000	$5,578	10,000,000	$1,000	$4,000	$185,015	$(719,989)	$(524,396)

Subscription shares issued for cash	40,000	4	-	-	(2,000)	1,996	-	-
Shares issued for finance fees	400,000	40	-	-	-	19,960		20,000
Net loss	-	-	-	-	-	-	(385,255)	(385,255)
Balance March 31, 2019	56,220,000	$5,622	10,000,000	$1,000	$2,000	$206,971	$(1,105,244)	$(889,651)

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the three months end March 31, 2020 (unaudited)

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2019	64,924,300	$6,492	10,000,000	$1,000	$856,722	$641,317	$(2,434,098)	$(928,567)

Subscriptions Received	-	-	-	-	64,000	-	-	64,000
Shares issued for finance fees	400,000	40	-	-	-	19,960	-	20,000
Shares issued for services	100,000	10	-	-	-	4,990	-	5,000
Net loss	-	-	-	-	-	-	(395,701)	(395,701)
Balance March 31, 2020	65,424,300	$6,542	10,000,000	$1,000	$920,722	$666,267	$(2,829,799)	$(1,235,268)

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
for the three months ended March 31,
(unaudited)
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(395,701)	$(385,255)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	15,171	29,069
Shares issued for services	5,000	-
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	(192)	3,937
(Increase) / decrease in Inventory	(48,205)	(9,300)
(Increase) / decrease in prepaid expenses	2,638	(6,572)
Increase in accounts payable - Related party	46,276	6,652
Increase in accounts payable	143,326	62,715
Net Cash Used in Operating Activities	(231,687)	(298,754)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	881
Proceeds from notes payable related party	-	2,000
Proceeds from notes payable	150,000	307,500
Proceeds from Sale of stock	64,000	-
Net Cash Provided by Financing Activities	214,881	309,500

Increase (Decrease) in Cash	(16,806)	10,746

CASH AT BEGINNING OF PERIOD	16,884	126

CASH AT END OF PERIOD	$78	$10,872

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

Supplemental Non-Cash Information:
Shares issued for commitment fees	$20,000	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the period from

December 31, 2019 through March 31, 2020 (unaudited)

NOTE 1- GENERAL

Business Overview

Elite Performance Holding Corporation ("EPH") was formed on January 30, 2018 (inception) and is a holding company with anticipated holdings in companies centered on innovative and proprietary nutritional and dietary fitness enhancement products, that are in the sports performance, weight loss, nutritional, functional beverage, and energy markets. The team is composed of highly experienced business, marketing and sales executives in the beverage and nutritional space, who are passionate about health and nutrition.

The mission of Elite Performance Holdings is to aggressively seek and acquire companies with niche products that are first to market and can be exploited in the $35 billion nutritional and sport beverage industries. The goal of EPH is to effectuate its unique business model through strategic branding and marketing, to aggressively scale companies to size, and operate them efficiently to maximize growth, revenue production and eventual net income. On February 2, 2018, a contribution and assignment agreement was executed by Joseph Firestone and Jon McKenzie (collectively, the “Assignors”), and Elite Performance Holding Corp., a Nevada corporation (the “Assignee”). Whereas Firestone and McKenzie were the owners of 50,000,000 shares of common stock, $0.0001 par value, for a total of 100,000,000 shares of common stock (collectively, the “Shares”) of Elite Beverage International Corp., a Nevada corporation (the “Company”), which shares represented all authorized, issued and outstanding shares of the Company.

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

Our Products and Services

Elite Beverages will offer a first to market functional beverage that redefines hydration and performance drinks using a patented amino/carbohydrate combination. The SmartCarb® technology blend provides a unique benefit of hydration, endurance and sustained energy without caffeine, the crash of sugars, and without artificial flavors or colors making it the ideal sports beverage for health-conscious consumers and serious athletes alike. BYLT will introduce two flavors upon launch while planning to strategically introduce additional 5 flavors to support the launch after three to six months of operation. These flavors will include Blue Raspberry, Tropical Punch, Lemon Lime, Watermelon, Grape, Orange and Fruit Punch.

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2020 the company had an accumulated deficit of ($2,829,799). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of March 31, 2020.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2020 and December 31, 2019 we had no reserve for potentially obsolete inventory. As of March 31, 2020 and December 31, 2019 we had $200,535 and $152,330 in inventory.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of March 31, 2020, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of March 31, 2020, the company had $454,201 in convertible notes that may be converted into 6,830,000 shares of common stock. We also had 18,414,440 shares to be issued as of March 31, 2020.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. We had $0 research and development R&D expense during the three months ended March 31, 2020.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the three months ended March 31, 2020 and 2019 we had $15,283 and $13,226 respectively in revenue from the sale of our products.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the period January 01, 2020 through March 31, 2020 using a Federal Tax Rate of 21%.

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

As of March 31, 2020, we had a net operating loss carry-forward of approximately $(2,829,799) and a deferred tax asset of $594,258 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(594,258). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2020 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Deferred tax assets:
Deferred tax assets:	$594,258	$511,161
Valuation allowance	(594,258)	(511,161)
Net deferred tax asset	$-	$-

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during the three months ended March 31, 2020.

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

For the Year ended December 31, 2019, Jon McKenzie advanced a total of $2,000 for operating expenses of the company, which was added to the addendum. As of March 31, 2020, and December 31, 2019, the outstanding balance was $209,937 and $209,937, respectively. As of March 31, 2020, the accrued interest was $26,745. Interest expense for this note for the year ended December 31, 2019, and the three months ended March 31, 2020, was $12,294 and $3,948 respectively.

As of March 31, 2020, we had outstanding balances due to Jon Mckenzie for operating expenses of the company of $198,914, which is included in accounts payable related party.

For the three months ended March 31, 2020, and 2019, we had $9,000 and $9,000 respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2019, and March 31, 2020, we had an outstanding balance due of $36,000 and $45,000 respectively, which is included in accounts payable related party.

For the three months ended March 31, 2020, and 2019, we had $0 and $1,500 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2019, and March 31, 2020, we had an outstanding balance due of $4,500 and $4,500 respectively, which is included in accounts payable related party.

As of March 31, 2020, we had outstanding balances due to Joey Firestone of $19,284 for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $58,397 for consulting services, which is included in accounts payable related party.

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

On October 9, 2018, we received $2,000 for a subscription for 40,000 shares of common stock. As of March 31, 2020, these shares were unissued.

On October 22, 2018, we received $2,000 for a subscription for 40,000 shares of common stock. These shares were issued in 2019.

In 2019 we issued 2,090,000 common subscription shares to accredited investors for cash in the amount of $104,500.

In 2019 we issued 3,660,000 common shares for services (consulting and advertising) valued at $183,001.

As of March 31, 2020, we had 18,414,440 shares to be issued in the amount of $920,267 from stock subscriptions to accredited individuals.

We also had 18,414,440 shares to be issued as of March 31, 2020.

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

As of December 31, 2019, we had consulting agreements that had shares to be issued, for a total of 60,440 shares. The vesting expense for these shares was $3,022 for the year ended December 31, 2019.

On February 19, 2020, we issued 100,000 shares of our common stock for services (consulting and advertising) valued at $5,000.

On January 17, 2020 entered into a convertible promissory note in the amount of $157,000, with an OID of 7,500 and of February 12, 2020, we issued 400,000 shares of our common stock for a commitment fee valued at $20,000.

Common Stock Warrants

None.

NOTE 5 - PREFERRED STOCK

The Company has authorized a total of 35,000,000 Shares of Preferred Stock, $.0001 par value, which may be issued from time to time and bearing such rights, privileges and preferences as shall be designated by the Board of Directors. As of December 31, 2017, Elite Beverage International Corp had issued 10,000,000 Shares of Preferred Stock, designated as series A “Cumulative Preference ‘A’”, for $1,000.

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

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

On December 12, 2018, the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. This note had $25,500 in original discount and $20,000 in discount for the 400,000 shares issued. The original debt discount was $45,500; we amortized $40,250 for the year ended December 31, 2019 and we had a remaining debt discount of $0 as of March 31, 2020.

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $ $7,500, we amortized $798 during the three months ended March 31, 2020 recorded to interest expense and had an outstanding balance of $0 as of March 31, 2020. On May 14, 2019 we paid $5,000 of principal on this note and as of March 31, 2020 the outstanding balance was $152,500.

On March 28, 2019 we issued a convertible promissory note to David Stoccardo in the amount of $7,875 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $375, we amortized $375 during the year ended December 31, 2019 and had an outstanding balance of $0 as of March 31, 2020. On April 26, 2019 this note was paid in full.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000, we amortized $2,219 recorded to interest expense during the three months ended March 31, 2020 and had an outstanding balance of $189,000 as of March 31, 2020. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $6,250 for the three months ended March 31, 2020 recorded to interest expense.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $27,500, we amortized $5,904 during the three months ended March 31, 2020 and had an outstanding balance of $157,500 as of March 31, 2020.

Total interest expense on the above notes for the 3 months ended March 31, 2020 and 2019 was $22,930 and $39,870.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2020 through the date these financial statements were issued and has reported the following events:

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

As of December 31, 2019, to September 15, 2021, the Company has issued a total of 32,352,000 shares of common stock. Issuances were a combination of registered shares issued for subscription agreements related to the Company’s registered offering and restricted shares issued to consultants, endorsing athletes, and debt.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2020, we had an accumulated deficit totaling ($2,823,549). This raises substantial doubts about our ability to continue as a going concern.

Business

The Company is currently producing a sports beverage like no other available on the market. Beyond Your Limit Training (B.Y.L.T.) is the first ready to drink (RTD) beverage of its kind to combine the benefits of hydration, endurance, mental focus, fat oxidation, and muscle recovery all-in-one great tasting beverage. BYLT (pronounced built) uses a proven proprietary formula that simultaneously hydrates, helps improves performance, promotes fat burning during exercise, and aids in muscle recovery after exertion. Whether you are looking to achieve optimal performance on the baseball field, basketball court, soccer field, in the gym or any competitive sport, BYLT provides the competitive edge every athlete actively seeks. This unique product is designed with scientifically dosed key ingredients to bridge the gap between energy drinks, hydration beverages and dietary supplements, without the sugars and jitters from caffeine which eventually cause athletes to crash. BYLT is not only designed to help enhance performance and support the intense physical demand of athletes but is safe and backed by science.

The Company’s operations have been and continue to be affected by the recent and ongoing outbreak of the coronavirus disease (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization (WHO.) The ultimate disruption which may be caused by the outbreak is uncertain; However, it may result in a material adverse impact on the Company’s financial position, operations, and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including ingredient material, property and equipment.

Our future operations are contingent upon increasing revenues and raising capital for on-going operations and the anticipated expansion of our product lines. Because we have a limited operating history, you may experience difficulty in evaluating our business and future prospects.

Sales and Marketing

With its all-encompassing benefits and better-for-you ingredients, BYLT is positioned to succeed in a highly lucrative market due to being first to market, its superior product offering and an ideal market opportunity. The breakdown of favorable market trends that will help fuel the initial growth and long-term success of the Company include:

✓	Healthy living trends and lifestyles are continuing, creating a drive for better-for-you trends, active lifestyles, and a growing demand for industry products from everyday consumers.

✓

There are currently no other RTD beverages that combine the benefits of BYLT that athletes seek out. In order to achieve optimal nutrients, an athlete must take 3-4 supplements that are often packed with unhealthy additives such as sugars and caffeine.

✓	Sports Drinks accounted for 70% of the entire Fortified/Functional beverage industry and is expected to continue its growth during the next five years to become a $9 B market by 2021.

✓

BYLT is also positioned in the Nutrition and Performance Drink Industry which generated a total revenue of $14.2 billion. Mintel estimates sales of the category to continue to grow reaching $18.3 billion by 2021.

✓	According to Statista, 36% of individuals in the U.S. purchase a ready to drink sports drink 1 – 2 times a week, while 15% purchase one over 10 times a week.

✓	There is high potential for customer loyalty in the industry and brands that deliver on their promised functional and health benefits usually keep loyal core consumers.

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

3301 NE 1st Ave Suite M704

Miami, FL 33137

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

Results for the Three Months Ended March 31, 2020 Compared To The Three Months Ending March 31, 2019.

Operating Revenues

The Company’s revenues were $15,283 for the three months ended March 31, 2020, compared to $13,226 for the three months ending March 31, 2019.

Gross Profit

For the three months ended March 31, 2020, the Company’s gross profit was ($76,740) compared to $143 for the three months ending March 31, 2019.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended March 31, 2020, general and administrative expenses were $61,452 compared to $36,216 for the three months ending March 31, 2019.

Advertising Expense

For the three months ended March 31, 2020, advertising expenses were $121,896 Compared to $152,303 for the three months ending March 31, 2019.

Legal and Accounting Expense

For the three months ended March 31, 2020, Legal and Accounting expenses were $12,627 compared to $10,410 for the three months ending January 30, 2019.

Consulting expense

For the three months ended March 31, 2020, Consulting expenses were $93,806 compared to $146,599 for the three months ending March 31, 2018.

Interest Expense

For the three months ended March 31, 2020, Interest expenses were ($29,180) compared to ($39,870) for the three months ending March 31, 2018.

Net Loss

Our net loss for the three months ended March 31, 2020, was ($395,701) compared to ($385,255) for the three months ending March 31, 2018.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2020, the Company had total current assets of $200,805 compared to $171,852 at December 31, 2019.

At March 31, 2020, the Company had total current liabilities of $1,436,073 compared to $1,100,419 at December 31, 2019.

We had working capital deficit of $1,235,268 as of March 31, 2020, compared to $928,567 as of December 31, 2019.

Cashflow from Operating Activities

During the three months ended March 31, 2020, cash provided by (used in) operating activities was ($231,687) compared to ($298,754) for the three months ending March 31, 2020

Cashflow from Investing Activities

During the three months ended March 31, 2020, cash used in investing activities was $0 compared to $0 for the three months ending March 31, 2020.

Cashflow from Financing Activities

During the three months ended March 31, 2020, cash provided by financing activities was $214,881 compared to $309,500 for the three months ending March 31, 2020.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our financial statements for the periods ended March 31, 2020, have been prepared on a going concern basis and Note 6 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On February 19, 2020, we issued 100,000 shares of our common stock for services (consulting and advertising) valued at $5,000.

On January 17, 2020 entered into a convertible promissory note in the amount of $157,000, with an OID of 7,500 and of February 12, 2020, we issued 400,000 shares of our common stock for a commitment fee valued at $20,000.

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: September 29, 2021	By:	/s/ Joey Firestone
Joey Firestone
(Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)

