Form 10-Q
period 2020-06-30
Elite Performance Holding Corp
filed 2021-10-19
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of October 18, 2021, there were 97,826,300 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheet
	(unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$893	$16,884
Accounts receivable	192	-
Inventory	179,715	152,330
Prepaid expenses	-	2,638
Total Current Assets	180,800	171,852

TOTAL ASSETS	$180,800	$171,852

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	439,458	247,194
Accounts payable and accrued expenses related party	405,460	306,564
Accrued expenses	71,162	27,694
Convertible note payable (net of debt discount)	469,519	309,030
Note payable – related party	209,938	209,937
Total Current Liabilities	1,595,537	1,100,419

Long-term Liabilities
PPP Loan	201,352	-
Total long-term liabilities	201,352	-
Total Liabilities	1,796,889	1,100,419

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 65,474,300 and 64,924,300 issued and outstanding as of June 30, 2020 and December 31, 2019	6,547	6,492
Shares to be issued	945,722	856,722
Additional paid-in capital	668,762	641,317
Accumulated deficit	(3,238,120)	(2,434,098)
Total Stockholders' Equity (Deficit)	(1,616,089)	(928,567)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$180,800	$171,852

The accompanying notes are an integral part of these Consolidated interim financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Operations
for the three and six months ended June 30, (unaudited)

	three months ended		six months ended
	2020	2019	2020	2019

REVENUES	$17,072	$6,161	$32,355	$19,387
COST OF GOODS SOLD	47,612	2,394	139,635	15,477
GROSS PROFIT	(30,540)	3,767	(107,280)	3,910

OPERATING EXPENSES
Legal and accounting	13,810	5,000	26,437	15,410
Advertising	104,705	129,427	226,601	281,730
Consulting	165,741	169,298	259,547	315,897
General and administrative	63,612	33,091	125,064	69,307
Total Operating Expenses	347,868	336,816	637,649	682,344

OPERATING LOSS	(378,408)	(333,049)	(744,929)	(678,434)

OTHER INCOME (EXPENSE)
Interest expense	(29,913)	(70,540)	(59,093)	(110,410)

Total Other Income (Expense)	(29,913)	(70,540)	(59,093)	(110,410)

NET LOSS	$(408,321)	$(403,589)	$(804,022)	$(788,844)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	65,434,740	56,220,000	65,310,289	51,013,377

The accompanying notes are an integral part of these consolidated interim financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the three and six months ended June 30, 2020 (unaudited)

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2019	64,924,300	$6,492	10,000,000	$1,000	$856,722	$641,317	$(2,434,098)	$(928,567)

Subscriptions Received	-	-	-	-	64,000	-	-	64,000
Shares issued for finance fees	400,000	40	-	-	-	19,960	-	20,000
Shares issued for services	100,000	10	-	-	-	4,990	-	5,000
Net loss	-	-	-	-	-	-	(395,701)	(395,701)
Balance March 31, 2020	65,424,300	6,542	10,000,000	1,000	920,722	666,267	(2,829,799)	(1,235,268)

Subscriptions Received	-	-	-	-	25,000	-	-	25,000
Shares issued for services	50,000	5	-	-	-	2,495	-	2,500
Net loss	-	-	-	-	-	-	(408,321)	(408,321)
Balance June 30, 2020	65,474,300	$6,547	10,000,000	$1,000	$945,722	$668,762	$(3,238,120)	$(1,616,089)

The accompanying notes are an integral part of these consolidated interim financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the three and six months ended June 30, 2019
(unaudited)

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance, December 31,2018	55,780,000	5,578	10,000,000	$1,000	4,000	185,015	(719,989)	(524,396)

Subscription shares issued for cash	40,000	4	-	-	(2,000)	1,996	-	-
Shares issued for finance fees	400,000	40	-	-	-	19,960		20,000
Net loss	-	-	-	-	-	-	(385,255)	(385,255)
Balance March 31, 2019	56,220,000	5,622	10,000,000	1,000	2,000	206,971	(1,105,244)	(889,651)

Subscriptions received	-	-	-	-	477,000	-	-	477,000
Shares to be issued for services	-	-	-	-	13,353	-	-	13,353
Shares to be issued for debt conversion	-	-	-	-	124,715	-	-	124,715
Net loss	-	-	-	-	-	-	(403,589)	(403,589)
Balance June 30, 2019	56,220,000	$5,622	10,000,000	1,000	$617,068	$206,971	$(1,508,833)	$(678,172)

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Cash Flows
for the six months ended June 30, 2020 (unaudited)
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(804,022)	$(788,844)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	30,489	53,769
Shares issued for services	7,500	13,353
Prepayment penalty		30,000
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	(192)	2,657
(Increase) / decrease in Inventory	(27,385)	(15,478)
(Increase) / decrease in prepaid expenses	2,638	899
Increase (decrease) in accounts payable - Related party	98,896	(11,199)
Increase in accounts payable	235,733	51,067
Net Cash Used in Operating Activities	(456,343)	(663,776)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Financing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable		(103,081)
Proceeds from notes payable related party	-	2,000
Proceeds from PPP loan	201,352	-
Proceeds from notes payable	150,000	307,500
Proceeds from Sale of stock	89,000	477,000
Net Cash Provided by Financing Activities	440,352	683,419

Increase (Decrease) in Cash	(15,991)	19,643

CASH AT BEGINNING OF PERIOD	16,884	126

CASH AT END OF PERIOD	$893	$19,769

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

Supplemental Non-Cash Information:
Shares issued for stock payable		$2,000
Shares issued for note payable conversion		$124,715
Shares issued for commitment fees	$20,000	$20,000

The accompanying notes are an integral part of these consolidated interim financial statements.

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

Six months ended June 30, 2020

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

Note 2 - Organization and Significant Accounting Policies

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2020, the company had an accumulated deficit of ($3,238,120). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of June 30, 2020 and December 31, 2019.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2020, and December 31, 2019, we had no reserve for potentially obsolete inventory. As of June 30, 2020, and December 31, 2019 we had $179,715 and $152,330 in inventory, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of June 30, 2020, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of June 30, 2020, the company had $499,000 in convertible notes that may be converted into 9,390,380 shares of common stock. We also had 18,414,440 shares to be issued as of June 30, 2020.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. We had $0 research and development R&D expense during the three months ended June 30, 2020.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the six months ended June 30, 2020 and June 30, 2019 we had $32,355 and $19,387 and respectively in revenue from the sale of our products.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the period January 01, 2020 through June 30, 2020 using a Federal Tax Rate of 21%.

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

As of June 30, 2020, we had a net operating loss carry-forward of approximately $(3,238,120) and a deferred tax asset of $680,005 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(680,005). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2020 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Deferred tax assets:
Deferred tax assets:	$680,005	$511,161
Valuation allowance	(680,005)	(511,161)
Net deferred tax asset	$-	$-

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during the three and six months ended in March 31, 2020 and June 30, 2020 respectively.

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

For the Year ended December 31, 2019, Jon McKenzie advanced a total of $2,000 for operating expenses of the company, which was added to the addendum. As of June 30, 2020, and December 31, 2019, the outstanding balance was $209,938 and $209,938, respectively. As of June 30, 2020, the accrued interest was $30,694. Interest expense for this note for the year ended December 31, 2019, and the six months ended June 30, 2020, was $12,294 and $7,897 respectively.

As of June 30, 2020, we had outstanding balances due to Jon Mckenzie for operating expenses of the company of $198,914, which is included in accounts payable related party.

For the three months and six months ended June 30, 2020, and 2019, we had $18,000 and $9,000 respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2019, and June 30, 2020, we had an outstanding balance due of $36,000 and $50,921.67 respectively, which is included in accounts payable related party.

For the three months ended June 30, 2020, and 2019, we had $0 and $1,500 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2019, and June 30, 2020, we had an outstanding balance due of $4,500 and $4,500 respectively, which is included in accounts payable related party.

As of June 30, 2020, we had outstanding balances due to Joey Firestone of $35,431 for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $85,000 for consulting services, which is included in accounts payable related party.

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

Shares Registered in the S-1 Registration Statement

As of June 30, 2020, the company has raised $954,200 (2,090,000 shares issued and 18,914,440 of shares to be issued) through a registered offering for $1,250,000 which was registered with the SEC through an S1 registration statement which went effective on April 23, 2019.

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

On October 9, 2018, we received $2,000 for a subscription for 40,000 shares of common stock. As of June 30, 2020, these shares were unissued.

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

On December 4, 2019, we entered into a convertible note payable for $189,000. It bears interest at the rate of 8% per annum. It had an OID of $9,000. We also issued 500,000 shares of common stock and expensed it at $.05 per share as commitment fees for $25,000.

As of December 31, 2019, we had consulting agreements that had shares to be issued, for a total of 60,440 shares. The vesting expense for these shares was $3,022 for the year ended December 31, 2019.

On February 19, 2020, we issued 100,000 shares of our common stock for services (consulting and advertising) valued at $5,000.

On January 17, 2020 entered into a convertible promissory note in the amount of $157,000, with an OID of $7,500 which was recorded and debt discount and on February 12, 2020, we issued 400,000 shares of our common stock for a commitment fee valued at $20,000.

On June 12, 2020, we issued 50,000 shares of our common stock for services (consulting and advertising) valued at $2,500.

As of June 30, 2020, we had 18,914,440 shares to be issued in the amount of $945,722 from stock subscriptions to accredited individuals.

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

On December 12, 2018, the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. This note had $25,500 in original discount and $20,000 in discount for the 400,000 shares issued. The original debt discount was $45,500; we amortized $40,250 for the year ended December 31, 2019 and we had a remaining debt discount of $0 as of June 30, 2020.

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $ $7,500, we amortized $798 during the three months ended June 30, 2020 recorded to interest expense and had an outstanding balance of $0 as of June 30, 2020. On May 14, 2019 we paid $5,000 of principal on this note and as of June 30, 2020 the outstanding balance was $152,500.

On March 28, 2019 we issued a convertible promissory note to David Stoccardo in the amount of $7,875 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $375, we amortized $375 during the year ended December 31, 2019 and had an outstanding balance of $0 as of June 30, 2020. On April 26, 2019 this note was paid in full.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000, we amortized $2,219 recorded to interest expense during the three months ended June 30, 2020 and had an outstanding balance of $189,000 as of June 30, 2020. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $4,438 for the six months ended June 30, 2020 recorded to interest expense.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $27,500, we amortized $12,753 during the six months ended June 30, 2020 and had an outstanding balance of $157,500 as of June 30, 2020.

Total interest expense on the above notes for the 6 months ended June 30, 2020 and 2019 was $29,913 and $59,093.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2020 through the date these financial statements were issued and has reported the following events:

On September 4, 2020, the Company reduced their debt by $232,733 with the retirement of two 6% interest bearing notes for $178,842 and $53,891 collectively and accrued interest of $30,694. These two notes held by the Company’s former CEO, COO and Board Director Jon McKenzie were forgiven after his departure.

On January 14, 2021, the Company raised $208,800 and fully subscribed its $1,250,000 offering at .05 cents a share through its S-1 Registration Statement.

As of July 1, 2020, to September 30, 2021, the Company has issued a total of 32,352,000 shares of common stock. Issuances were a combination of registered shares issued for subscription agreements related to the Company’s registered offering and restricted shares issued to consultants, endorsing athletes, and debt.

On August 01, 2020, the Company entered into an Exclusivity Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for exclusive rights on a patented SmartCarb® technology (US Patent Application No. 16/785,498.) This Agreement gives the Company first right of refusal to purchase the technology upon issuance of its patent for a predetermined and agreed upon amount of shares in the Company.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2020, we had an accumulated deficit totaling ($3,238,120). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the Three and six Months Ended June 30, 2020 Compared To The Three and Six Months Ending June 30, 2019.

Operating Revenues

The Company’s revenues were $17,072 for the three months ended June 30, 2020, compared to $6,161 for the three months ending June 30, 2019.

The Company’s revenues were $32,355 for the six months ended June 30, 2020, compared to $19,387 for the six months ending June 30, 2019.

Gross Profit

For the three months ended June 30, 2020, the Company’s gross profit was ($30,540) compared to $3,767 for the three months ending June 30, 2019.

For the six months ended June 30, 2020, the Company’s gross profit was ($107,280) compared to $3,910 for the six months ending June 30, 2019.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended June 30, 2020, general and administrative expenses were $63,612 compared to $33,091 for the three months ending June 30, 2019.

For the six months ended June 30, 2020, general and administrative expenses were $125,064 compared to $69,307 for the six months ending June 30, 2019.

Advertising Expense

For the three months ended June 30, 2020, advertising expenses were $104,705 compared to $129,427 for the three months ending June 30, 2019.

For the six months ended June 30, 2020, advertising expenses were $226,601 Compared to $281,730 for the six months ending June 30, 2019.

Legal and Accounting Expense

For the three months ended June 30, 2020, legal and accounting expenses were $13,810 compared to $5,000 for the three months ending January 30, 2019.

For the six months ended June 30, 2020, legal and accounting expenses were $26,437 compared to $15,410 for the six months ending January 30, 2019.

Consulting expense

For the three six ended June 30, 2020, Consulting expenses were $165,741 compared to $169,298 for the three months ending June 30, 2019.

For the three six ended June 30, 2020, Consulting expenses were $259,547 compared to $315,897 for the six months ending June 30, 2019.

Interest Expense

For the three months ended June 30, 2020, Interest expenses were ($29,913) compared to ($70,540) for the six months ending June 30, 2019.

For the six months ended June 30, 2020, Interest expenses were ($59,093) compared to ($110,410) for the six months ending June 30, 2019.

Net Loss

Our net loss for the three months ended June 30, 2020, was ($408,321) compared to ($403,589) for the three months ending June 30, 2019.

Our net loss for the six months ended June 30, 2020, was ($804,022) compared to ($788,844) for the six months ending June 30, 2019.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2020, the Company had total current assets of $180,800 compared to $171,852 at December 31, 2019.

At June 30, 2020, the Company had total current liabilities of $1,595,537 compared to $1,100,419 at December 31, 2019.

We had working capital deficit of $1,414,737 as of June 30, 2020, compared to $928,567 as of December 31, 2019.

Cashflow from Operating Activities

During the six months ended June 30, 2020, cash provided by (used in) operating activities was ($456,343) compared to ($663,776) for the six months ending June 30, 2019

Cashflow from Investing Activities

During the six months ended June 30, 2020, cash used in investing activities was $0 compared to $0 for the six months ending June 30, 2020.

Cashflow from Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities was $440,352 compared to $683,419 for the six months ending June 30, 2019.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the periods ended June 30, 2020, have been prepared on a going concern basis and Note 6 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: October 18, 2021	By:	/s/ Joey Firestone
Joey Firestone
(Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)

