Form 10-Q
period 2020-09-30
Elite Performance Holding Corp
filed 2021-11-03
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 3, 2021, there were 98,626,300 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,545	$16,884
Accounts receivable	192	-
Inventory	10,128	152,330
Prepaid expenses	-	2,638
Total Current Assets	11,865	171,852

License Agreement (net of $10,000 impairment)	-	-
TOTAL ASSETS	$11,865	$171,852

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	561,049	247,194
Accounts payable and accrued expenses related party	196,853	306,564
Accrued expenses	83,149	27,694
Convertible note payable (net of debt discount)	484,837	309,030
Note payable – related party	-	209,937
Total Current Liabilities	1,325,888	1,100,419

Long-term Liabilities
PPP loan	201,352	-
Total long-term liabilities	201,352	-
Total Liabilities	1,527,240	1,100,419

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019 respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 71,524,300 and 64,924,300 issued and outstanding as of September 30, 2020 and December 31, 2019	7,152	6,492
Shares to be issued	668,150	856,722
Additional paid-in capital	1,410,202	641,317
Accumulated deficit	(3,601,879)	(2,434,098)
Total Stockholders’ Equity (Deficit)	(1,515,375)	(928,567)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,865	$171,852

The accompanying notes are an integral part of these Consolidated interim financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Operations
for the three and nine months ended September 30,
(unaudited)

	Three months ended		Nine months ended
	2020	2019	2020	2019

REVENUES	$9,798	$10,468	$42,153	$29,855
COST OF GOODS SOLD	169,587	26,270	309,222	47,232
GROSS PROFIT	(159,789)	(15,802)	(267,069)	(17,377)

OPERATING EXPENSES
Legal and accounting	36,076	10,195	62,513	49,669
Advertising	30,877	234,628	257,478	518,108
Consulting	44,082	211,013	303,629	502,846
General and administrative	56,970	43,021	182,034	105,058
Total Operating Expenses	168,005	498,857	805,654	1,175,681

OPERATING LOSS	(327,794)	(514,659)	(1,072,723)	(1,193,058)

OTHER INCOME (EXPENSE)
Loss on impairment of assets	(10,000)	-	(10,000)
Interest expense	(25,965)	(21,782)	(85,058)	(132,227)

Total Other Income (Expense)	(35,965)	(21,782)	(95,058)	(132,227)

NET LOSS	$(363,759)	$(536,441)	$(1,167,781)	$(1,325,285)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	66,135,170	60,549,207	65,585,249	57,648,304

The accompanying notes are an integral part of these consolidated interim financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the three and nine months ended September 30, 2019
(unaudited)

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance, December 31, 2018	55,780,000	5,578	10,000,000	$1,000	4,000	185,015	(719,989)	(524,396)

Subscription shares issued for cash	40,000	4	-	-	(2,000)	1,996	-	-
Shares issued for finance fees	400,000	40	-	-	-	19,960		20,000
Net loss	-	-	-	-	-	-	(385,255)	(385,255)
Balance March 31, 2019	56,220,000	5,622	10,000,000	1,000	2,000	206,971	(1,105,244)	(889,651)

Subscriptions received	-	-	-	-	477,000	-	-	477,000
Shares to be issued for services	-	-	-	-	13,353	-	-	13,353
Shares to be issued for debt conversion	-	-	-	-	124,715	-	-	124,715
Net loss	-	-	-	-	-	-	(403,589)	(403,589)
Balance June 30, 2019	56,220,000	$5,622	10,000,000	1,000	$617,068	$206,971	$(1,508,833)	$(678,172)

Subscriptions received	-	-	-	-	425,200	-	-	425,200
Shares to be issued for services	-	-	-	-	47,220	-	-	47,220
Shares issued for services	50,000	5	-	-	-	2,495	-	2,500
Shares issued for subscriptions	4,544,300	454	-	-	(227,215)	226,761	-	-
Net loss	-	-	-	-	-	-	(536,441)	(536,441)
Balance September 30, 2019	60,814,300	$6,081	10,000,000	1,000	$862,273	$436,227	$(2,045,274)	$(739,693)

The accompanying notes are an integral part of these consolidated interim financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the three and nine months ended September 30, 2020
(unaudited)

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2019	64,924,300	$6,492	10,000,000	$1,000	$856,722	$641,317	$(2,434,098)	$(928,567)

Subscriptions Received	-	-	-	-	64,000	-	-	64,000
Shares issued for finance fees	400,000	40	-	-	-	19,960	-	20,000
Shares issued for services	100,000	10	-	-	-	4,990	-	5,000
Net loss	-	-	-	-	-	-	(395,701)	(395,701)
Balance March 31, 2020	65,424,300	6,542	10,000,000	1,000	920,722	666,267	(2,829,799)	(1,235,268)

Subscriptions Received	-	-	-	-	25,000	-	-	25,000
Shares issued for services	50,000	5	-	-	-	2,495	-	2,500
Net loss	-	-	-	-	-	-	(408,321)	(408,321)
Balance June 30, 2020	65,474,300	$6,547	10,000,000	$1,000	$945,722	$668,762	$(3,238,120)	$(1,616,089)

Shares issued for Subscriptions	6,040,000	604	-	-	(302,000)	301,396	-	-
Related party debt forgiveness	-	-	-	-	-	439,545	-	439,545
Shares to be issued for services	-	-	-	-	14,428	-	-	14,428
Shares to be issued for license agreement	-	-	-	-	10,000	-	-	10,000
Shares issued for services	10,000	1	-	-	-	499	-	500
Net loss	-	-	-	-	-	-	(363,759)	(363,759)
Balance September 30, 2020	71,524,300	$7,152	10,000,000	$1,000	$668,150	$1,410,202	$(3,601,879)	$(1,515,375)

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
for the nine months ended September 30, 2020
(unaudited)
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,167,781)	$(1,325,285)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	45,807	60,793
Shares issued for services	22,428	60,573
Impairment of licensing agreement	10,000
Prepayment penalty		30,000
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	(192)	1,091
(Increase) / decrease in Inventory	142,202	39,018
(Increase) / decrease in prepaid expenses	2,638	-
Decrease in accounts payable - Related party	119,896	3,321
Increase in accounts payable	369,331	144,323
Net Cash Used in Operating Activities	(455,691)	(986,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable		(233,780)
Proceeds from notes payable related party	-	2,000
Proceeds from PPP loan	201,352	-
Proceeds from notes payable	150,000	315,375
Proceeds from Sale of stock	89,000	902,445
Net Cash Provided by Financing Activities	440,352	986,040

Increase (Decrease) in Cash	(15,339)	(126)

CASH AT BEGINNING OF PERIOD	16,884	126

CASH AT END OF PERIOD	$1,545	$-

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

Supplemental Non-Cash Information:
Shares issued for commitment fees	$20,000	$20,000
Shares issued for license agreement	$10,000	$-
Shares issued for stock payable	$302,000	$229,216
shares issued for note payable conversion	$-	$124,715
Forgiveness of RPT debt, interest, and AP	$439,545	$-

The accompanying notes are an integral part of these consolidated interim financial statements.

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

Nine months ended September 30, 2020

(unaudited)

NOTE 1 - GENERAL

Business Overview

Elite Performance Holding Corporation (“EPH”) was formed on January 30, 2018 (inception) and is a holding company with anticipated holdings in companies centered on innovative and proprietary nutritional and dietary fitness enhancement products, that are in the sports performance, weight loss, nutritional, functional beverage, and energy markets. The team is composed of highly experienced business, marketing and sales executives in the beverage and nutritional space, who are passionate about health and nutrition.

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

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2020, the company had an accumulated deficit of ($3,601,879). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of September 30, 2020 and December 31, 2019.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2020, and December 31, 2019, we had no reserve for potentially obsolete inventory. As of September 30, 2020, and December 31, 2019 we had $10,128 and $152,330 in inventory, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of September 30, 2020, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of September 30, 2020, the company had $499,000 in convertible notes that may be converted into 9,390,380 shares of common stock. We also had 13,363,000 shares to be issued as of September 30, 2020.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. We had $0 research and development R&D expense during the three months ended September 30, 2020.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the nine months ended September 30, 2020 and September 30, 2019 we had $42,153 and $29,855 and respectively in revenue from the sale of our products.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the period January 01, 2020 through September 30, 2020 using a Federal Tax Rate of 21%.

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

As of September 30, 2020, we had a net operating loss carry-forward of approximately $(3,601,879) and a deferred tax asset of $756,395 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(756,395). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2020 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Deferred tax assets:
Deferred tax assets:	$756,395	$511,161
Valuation allowance	(756,395)	(511,161)
Net deferred tax asset	$-	$-

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during the nine months ended in September 30, 2020.

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

For the Year ended December 31, 2019, Jon McKenzie advanced a total of $2,000 for operating expenses of the company, which was added to the addendum. Interest expense for this note for the year ended December 31, 2019, and the nine months ended September 30, 2020, was $12,294 and $7,897 respectively.

On September 4, 2020, the Company reduced their debt by $439,545 with the retirement of two 6% interest bearing notes for $159,752 and $50,185 collectively and accrued interest of $30,693. These two notes held by the Company’s former CEO, COO and Board Director Jon McKenzie were forgiven after his departure. The company reduced its debt by $198,915 from accounts payable that were forgiven after Jon McKenzie’s departure. There was no subsequent terms or conditions set forth for the debt forgiveness. The total amount forgiven was $439,545 and charged to additional paid in capital.

For the three months and nine months ended September 30, 2020, we had $9,000 and $27,000 respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2019, and September 30, 2020, we had an outstanding balance due of $36,000 and $56,922 respectively, which is included in accounts payable related party.

For the three and nine months ended September 30, 2020, we had $0 and $1,500 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2019, and September 30, 2020, we had an outstanding balance due of $4,500 and $4,500 respectively, which is included in accounts payable related party.

As of September 30, 2020, we had outstanding balances due to Joey Firestone of $35,431 for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $100,000 for consulting services, which is included in accounts payable related party.

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

Shares Registered in the S-1 Registration Statement

As of September 30, 2020, the company has raised $1,050,222 (2,090,000 shares issued and 18,914,440 shares to be issued) through a registered offering for $1,250,000 which was registered with the SEC through an S-1 registration statement which went effective on April 23, 2019.

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

On October 9, 2018, we received $2,000 for a subscription for 40,000 shares of common stock. As of September 30, 2020, these shares were unissued.

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

On January 17, 2020 entered into a convertible promissory note in the amount of $157,000, with an OID of $7,500 which was recorded and debt discount and on February 12, 2020, we issued 400,000 shares of our common stock for a commitment fee valued at $20,000 which was recorded to debt discount.

On June 12, 2020, we issued 50,000 shares of our common stock for services (consulting and advertising) valued at $2,500.

On September 25, 2020, we issued 6,040,000 shares of our common stock, which was previously recorded to shares to be issued form subscriptions received.

On August 01, 2020, the Company entered into an Exclusivity Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for exclusive rights on a patented SmartCarb® technology (US Patent Application No. 16/785,498.) This Agreement gives the Company first right of refusal to purchase the technology upon issuance of its patent for 200,000 (valued at $.05 per share) shares to be issued in the amount of $10,000, which were issued April 20, 2021. As of September 30, 2020 the Company elected to impair the license by $10,000 for a net balance of $0.

For the nine months ended September 30, 2020, we had 12,874,440 shares to be issued in the amount of $643,722 from stock subscriptions to accredited individuals.

For the nine months ended September 30, 2020, we had 288,560 shares to be issued (valued at $.05 per share) in the amount of $14,428 for services.

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

NOTE 6 - GOING CONCERN

The Company’s financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated significant losses and has negative working capital. All of these items raise substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

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

On December 12, 2018, the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. This note had $25,500 in original discount and $20,000 in discount for the 400,000 shares issued. The original debt discount was $45,500; we amortized $40,250 for the year ended December 31, 2019 and we had a remaining debt discount of $0 as of September 30, 2020.

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum, with a default rate of 18% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $ $7,500, we amortized $798 during the nine months ended September 30, 2020 recorded to interest expense and had an outstanding balance of $0 as of September 30, 2020. On May 14, 2019 we paid $5,000 of principal on this note and as of September 30, 2020 the outstanding balance was $152,500.

On March 28, 2019 we issued a convertible promissory note to David Stoccardo in the amount of $7,875 with an interest rate of 8% per annum and a default rate of 18% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $375, we amortized $375 during the year ended December 31, 2019 and had an outstanding balance of $0 as of September 30, 2020. On April 26, 2019 this note was paid in full.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a default rate of 18% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000, recorded to debt discount, we amortized $6,658 recorded to interest expense during the nine months ended September 30, 2020 and had an outstanding balance of $189,000 as of September 30, 2020. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $18,750 for the nine months ended September 30, 2020 recorded to interest expense.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a default rate of 18% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $27,500, we amortized $19,603 during the nine months ended September 30, 2020, and had an outstanding balance of $157,500 as of September 30, 2020.

Total interest expense on the above notes for the nine months ended September 30, 2020, and 2019 was $31,355 and $11,344, respectively.

NOTE 9 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,868 was given on September 2, 2021

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2020 through the date these financial statements were issued and has reported the following events:

On January 14, 2021, the Company raised $208,800 and fully subscribed its $1,250,000 offering at .05 cents a share through its S-1 Registration Statement.

On August 01, 2020, the Company entered into an Exclusivity Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for exclusive rights on a patented SmartCarb® technology (US Patent Application No. 16/785,498.) This Agreement gives the Company first right of refusal to purchase the technology upon issuance of its patent for 200,000 shares valued at $10,000 that were issued on April 28, 2021.

As of October 1, 2020 to October 26, 2021, the Company has issued a total of 26,702,000 shares of common stock. Issuances were a combination of registered shares issued for subscription agreements related to the Company’s registered offering and restricted shares issued to consultants, endorsing athletes, debt and the shares issued for the patent exclusivity agreement mentioned above.

On September 29, 2021, the Company entered into an Agreement to Assign Patent between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for the transfer and assignment of the SmartCarb® technology (US Patent No. 11,103,522 issued August 31, 2021.) This Agreement gives the Company the intellectual property and patent ownership for 400,000 shares valued at $20,000 that were issued October 1, 2021.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2020, we had an accumulated deficit totaling ($3,601,879). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the Three and Nine Months Ended September 30, 2020 Compared To The Three and Nine Months Ending September 30, 2019.

Operating Revenues

The Company’s revenues were $9,798 for the three months ended September 30, 2020, compared to $10,468 for the three months ending September 30, 2019.

The Company’s revenues were $42,153 for the nine months ended September 30, 2020, compared to $29,855 for the nine months ending September 30, 2019.

Gross Profit

For the three months ended September 30, 2020, the Company’s gross profit was ($159,789) compared to ($15,802) for the three months ending September 30, 2019.

For the nine months ended September 30, 2020, the Company’s gross profit was ($267,069) compared to ($17,232) for the nine months ending September 30, 2019.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended September 30, 2020, general and administrative expenses were $56,970 compared to $43,021 for the three months ending September 30, 2019.

For the nine months ended September 30, 2020, general and administrative expenses were $182,034 compared to $105,058 for the nine months ending September 30, 2019.

Advertising Expense

For the three months ended September 30, 2020, advertising expenses were $30,877 compared to $234,628 for the three months ending September 30, 2019.

For the nine months ended September 30, 2020, advertising expenses were $257,478 compared to $518,108 for the nine months ending September 30, 2019.

Legal and Accounting Expense

For the three months ended September 30, 2020, legal and accounting expenses were $36,076 compared to $10,195 for the three months ending September 30, 2019.

For the nine months ended September 30, 2020, legal and accounting expenses were $62,513 compared to $49,669 for the nine months ending September 30, 2019.

Consulting expense

For the three months ended September 30, 2020, consulting expenses were $44,082 compared to $211,013 for the three months ending September 30, 2019.

For the nine months ended September 30, 2020, consulting expenses were $303,629 compared to $502,846 for the nine months ending September 30, 2019.

Interest Expense

For the three months ended September 30, 2020, Interest expenses were ($25,965) compared to ($21,782) for the three months ending September 30, 2019.

For the nine months ended September 30, 2020, Interest expenses were ($85,058) compared to ($132,227) for the nine months ending September 30, 2019.

Net Loss

Our net loss for the three months ended September 30, 2020, was ($363,759) compared to ($536,441) for the three months ending September 30, 2019.

Our net loss for the nine months ended September 30, 2020, was ($1,167,781) compared to ($1,325,285) for the nine months ending September 30, 2019.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2020, the Company had total current assets of $11,865 compared to $171,852 at December 31, 2019.

At September 30, 2020, the Company had total current liabilities of $1,325,888 compared to $1,100,419 at December 31, 2019.

We had working capital deficit of $1,314,023 as of September 30, 2020, compared to $928,567 as of December 31, 2019.

Cashflow from Operating Activities

During the nine months ended September 30, 2020, cash provided by (used in) operating activities was ($455,691) compared to ($986,166) for the nine months ending September 30, 2019

Cashflow from Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities was $0 compared to $0 for the nine months ending September 30, 2020.

Cashflow from Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities was $440,352 compared to $986,040 for the nine months ending September 30, 2019.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the periods ended September 30, 2020, have been prepared on a going concern basis and Note 6 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 5, 2020, we issued 10,000 shares of our common stock for services (consulting and advertising) valued at $500.

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

__________

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: November 3, 2021	By:	/s/ Joey Firestone
Joey Firestone
(Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)

