Form 10-K
period 2020-12-31
Elite Performance Holding Corp
filed 2021-11-12
CIK 1753681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55987

ELITE PERFORMANCE HOLDING CORP.
(Exact name of Registrant as specified in its charter)

Nevada	82-5034226
(State of incorporation)	(IRS Employer Identification Number)

3301 NE 1st Ave Suite M704 Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (844) 426-2958

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.0001 par value

Indicate by checkmark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐     No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐     No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or a emerging growth company. See definition of “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2021, the registrant had 98,626,300 shares of common stock, par value $0.0001 per share, outstanding.

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

Our Products and Services

Elite Beverage International Corp offers a first to market functional beverage that redefines hydration and performance drinks using a patented amino/carbohydrate combination. The SmartCarb® technology blend provides a unique benefit of hydration, endurance and sustained energy without caffeine, the crash of refined sugars, and without artificial flavors or colors making it the ideal sports beverage for health-conscious consumers and serious athletes alike. BYLT will introduced two flavors upon launch while strategically introduced an additional 2 flavors to support the launch after six months of distribution. The company will launch 3 additional flavors for a total of 7 flavors which will include Blue Raspberry, Tropical Punch, Lemon Lime, Watermelon, Grape, Orange and Fruit Punch.

Competition and Market Overview

The functional beverage industry is extremely competitive and has low barriers to entry. We compete with other sports drinks. Several of which have greater experience, brand name recognition and financial resources than Elite Beverage International Corp.

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

Sales and Marketing

With its all-encompassing benefits and better-for-you ingredients, BYLT® is positioned to succeed in a highly lucrative market due to being first to market, its superior product offering and an ideal market opportunity. The breakdown of favorable market trends that will help fuel the initial growth and long-term success of the Company include:

•	Healthy living trends and lifestyles are continuing, creating a drive for better-for-you trends, active lifestyles, and a growing demand for industry products from everyday consumers.
•

There are currently no other RTD beverages that combine the benefits of BYLT® that athletes seek out. In order to achieve optimal nutrients, an athlete must take 3-4 supplements that are often packed with unhealthy additives such as sugars and caffeine.

•	Sports Drinks accounted for 70% of the entire Fortified/Functional beverage industry and is expected to continue its growth during the next five years to become a $9 Billion market by 2021.
•

BYLT® is also positioned in the Nutrition and Performance Drink Industry which generated a total revenue of $14.2 billion. Mintel estimates sales of the category to continue to grow reaching $18.3 billion by 2021.

•	According to Statista, 36% of individuals in the U.S. purchase a ready to drink sports drink 1 – 2 times a week, while 15% purchase one over 10 times a week.
•	There is high potential for customer loyalty in the industry and brands that deliver on their promised functional and health benefits usually keep loyal core consumers.

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

Figure 2: Map of BYLT Roll Out Strategy

Customers

As of December 31, 2020, accounts receivable, net amounted to only $0 and 0 customers represented 0% of this balance.

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

Intellectual Property

The Company presently owns the intellectual property and SmartCarb® technology patent (US Patent No. 11,103,522) which it acquired on September 29, 2021.

Research and Development

There were $0 in expenses incurred for research and development in 2020.

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

The Company has suffered recurring losses. As of December 31, 2020, the Company had limited cash on hand and $700,352 in convertible debt and loans payable. At December 31, 2020, the Company also had a stockholders’ deficit of $1,628,148. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

BECAUSE WE INTEND TO GROW BY ACQUISITIONS AND SUCH ACTIVITY INVOLVES A NUMBER OF RISKS, OUR BUSINESS MAY SUFFER.

We may consider acquisitions of assets or other business. Any acquisition or opening of another retail store or other operations involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

•	The acquired assets or business may not achieve expected results;
•	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;
•	We may not be able to retain key personnel of an acquired business;
•	We may not be able to raise the required capital to expand;
•	Our management’s attention may be diverted; or
•	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

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

WE MAY BE UNABLE TO MANAGE GROWTH, WHICH MAY IMPACT OUR POTENTIAL PROFITABILITY.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

•	Establish definitive business strategies, goals and objectives;
•	Maintain a system of management controls; and
•	Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Based on management’s evaluation, as of December 31, 2020, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

b) Holders

As of December 31, 2020, the Company had approximately 112 shareholders of record of its issued and outstanding common stock, and all of our common stock is currently restricted, whether held in certificate form or in book entry.

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

Recent Sales of Unregistered Securities

During the period from January 1, 2020 through December 31, 2020, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

Restricted Shares issued and to be issued

On January 17, 2020 entered into a convertible promissory note in the amount of $157,000, with an OID of $7,500 which was recorded and debt discount and on February 12, 2020, we issued 400,000 shares of our common stock for a commitment fee valued at $20,000 which was recorded to debt discount. These shares are restricted and subject to SEC Rule 144.

On October 22, 2018 we received $2,000 for a subscription for 40,000 shares of common stock. These shares were issued in 2019 and are reflected in the Company’s current shares outstanding.

In 2020 we issued 19,254,000 common subscription shares to accredited investors for stock payable in the amount of $962,700.

In 2020 we issued 10,000 common shares for services valued at $500 to a consultant

As of December 31, 2020, we had 276,060 shares to be issued in the amount of $13,803 from stock subscriptions to accredited individuals.

In 2020 we issued 400,000 of common shares for financing fees in the amount of $20,000

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

On August 01, 2020, the Company entered into an Exclusivity Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for exclusive rights on a patented SmartCarb® technology (US Patent Application No. 16/785,498.) This Agreement gives the Company first right of refusal to purchase the technology upon issuance of its patent for 200,000 (valued at $.05 per share) shares to be issued in the amount of $10,000. Which were issued April 20, 2021. As of September 30, 2020 the Company elected to impair the license by $10,000 for a net balance of $0.

As of December 31, 2020, we had consulting agreements that had shares to be issued, for a total of 276,060 shares. The vesting expense for these shares was $13,803 for the year ended December 31, 2020. These shares were not issued in 2020 and are reflected as shares to be issued.

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

Rule 10B-18 Transactions

During the year ended December 31, 2020, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations - For the Year Ended December 31, 2020 Compared the Year Ended December 31, 2019

Sales

Net sales for year ended December 31, 2020 were $26,154 compared to $35,820 for the year ended December 31, 2019. This decrease is mostly attributed to the covid restrictions and lockdowns.

Gross Profit

Gross profit for the year ended December 31, 2020 was $(280,978) compared to $(150,688) for the year ended December 31, 2019. This decrease in gross profit is primarily due to more marketing and advertising expenses.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $873,924 for the year ended December 31, 2020 as compared to $1,418,901 for the year ended December 31, 2019. This decrease is attributed to cutting staff during covid restrictions and lockdowns.

Loss from Operations

As a result of the above, the Company had a loss from operations in the amount of $1,154,902 for the year ended December 31, 2020 as compared to $1,569,589 for the year ended December 31, 2019.

Other Expense

For the year ended December 31, 2020, the Company had other expense of $132,005 as compared to other expense of $144,520 for the year ended December 31, 2019. This decrease was attributable to the decrease in debt discount amortization, financing fees and interest expenses arising from the convertible debt, off set by the impairment of the licensing agreement.

Net Loss

As a result of the above, the Company had a net loss of $1,286,907 for the year ended December 31, 2020 as compared to $1,714,109 for the year ended December 31, 2019.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2020, compared to December 31, 2019.

	December 31, 2020	December 31, 2019
Current Assets	$10,380	$171,852

Current Liabilities	$1,437,176	$1,100,419

Working Capital	$(1,426,796)	$(928,567)

Our working capital deficit was $(1,426,796) at December 31, 2020 as compared to a working capital deficit of ($928,567) at December 31, 2019. This increase is primarily attributed to higher accounts payable and accrued liabilities, convertible debt and advances from related parties.

During the year ended December 31, 2020, the Company had a net decrease in cash of $16,632. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2020, the Company used $(456,984) in cash from operating activities as compared to $(1,194,067) in cash for the year ended December 31, 2019. This decrease was mainly attributed to in increase the net loss.

Cash used in investing activities. For the year ended December 31, 2020, the Company used $0 in investing activities as compared to cash from investing activities of $0 for the year ended December 31, 2019.

Cash provided financing activities. For the year ended December 31, 2020 the Company provided $440,352 in financing activities as compared to $1,210,825 in cash for financing activities for the year ended December 31, 2019. This decrease is primarily the result of an decrease in proceeds from convertible debt, loans payable partially and a decrease in proceeds from the sale of stock.

Our indebtedness is comprised of various convertible debt and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our beverage line, in advance of receipt of the payment from our retail distributors.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of December 31, 2020, the Company had outstanding convertible debt in the amount of $499,000. See note 9 in the notes to the financial statements for the terms and conversion features.

Loans Payable

The Company has loans payable related party of $0 and related accrued interest of $0, at December 31, 2020.

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

The Company has suffered recurring losses, and at December 31, 2020, the Company had a stockholders’ deficit of $1,628,148. As of December 31, 2020, the Company had only $252 cash on hand and $700,352 in convertible debt and loans payable on December 31, 2020. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the Year ended December 31, 2020 and for the year ended December 31, 2019 we had $0 and $124 respectively in R&D expense.

Expected Purchase or Sale of Plant and Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Critical Accounting Policies

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2020, the company had an accumulated deficit of ($3,721,005). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the year ended December 31, 2020 and for the year ended December 31, 2019 we had $26,154 and $35,820 respectively in revenue from the sale of our products.

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

As of December 31, 2020, we had a net operating loss carry-forward of approximately $(3,721,005) and a deferred tax asset of $781,411 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(781,411). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2020 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the year ended December 31, 2020, an impairment loss of $10,000 was recognized on a licensing agreement and recorded to other income (expense). There were no such losses recognized for the year ended December 31, 2019.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Elite Performance Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Performance Holding Corp. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 6 to the consolidated financial statements, the company has recently accumulated significant losses from operations and has negative working capital, which raise substantial doubt about its ability to continue as a going concern

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

Houston, TX

November 10, 2021

Elite Performance Holding Corp.
Consolidated Balance Sheets
December 31,

	2020	2019
ASSETS
CURRENT ASSETS
Cash	$252	$16,884
Inventory	10,128	152,330
Prepaid expenses	-	2,638
Total Current Assets	10,380	171,852

License Agreement (net of $10,000 impairment)	-	-
TOTAL ASSETS	$10,380	$171,852

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$609,505	$247,194
Accounts payable and accrued expenses related party	222,738	306,564
Accrued expenses	106,982	27,694
Convertible note payable (net of debt discount)	497,951	309,030
Note payable – related party	-	209,937
Total Current Liabilities	1,437,176	1,100,419

Longterm Liabilities
PPP loan	201,352	-
Total longterm liabilities	201,352	-
Total Liabilities	1,638,528	1,100,419

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019 respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 84,738,300 and 64,924,300 issued and outstanding as of December 31, 2020 and December 31, 2019	8,472	6,492
Shares to be issued	13,803	856,722
Additional paid-in capital	2,069,582	641,317
Accumulated deficit	(3,721,005)	(2,434,098)
Total Stockholders' Equity (Deficit)	(1,628,148)	(928,567)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,380	$171,852

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Operations
for the years ended December 31,

	2020	2019

REVENUES	$26,154	$35,820
COST OF GOODS SOLD	307,132	186,508
GROSS PROFIT	(280,978)	(150,688)

OPERATING EXPENSES
Legal and accounting	63,228	88,752
Advertising	258,292	650,648
Consulting	339,508	556,478
General and administrative	212,896	123,023
Total Operating Expenses	873,924	1,418,901

OPERATING LOSS	(1,154,902)	(1,569,589)

OTHER INCOME (EXPENSE)
Impairment of license	(10,000)
Interest expense	(122,005)	(144,520)

Total Other Income (Expense)	(132,005)	(144,520)

NET LOSS	$(1,286,907)	$(1,714,109)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	67,891,464	59,305,115

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Stockholders’ Equity (Deficit)
for the years ended December 31, 2019 and 2020

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)

Balance, December 31, 2018	55,780,000	5,578	10,000,000	1,000	4,000	185,015	(719,989)	(524,396)

Subscription shares issued for cash	2,090,000	209	-	-	849,700	104,291	-	$954,200
Shares issued for finance fees	900,000	90	-	-	-	44,910		45,000
Subscriptions received	-	-	-	-	-	-	-	-
Shares issued for debt conversion	2,494,300	249				124,466		124,715
Shares issued for services	3,660,000	366	-	-	3,022	182,635	-	186,023
Net loss	-	-	-	-	-	-	(1,714,109)	(1,714,109)
Balance December 31, 2019	64,924,300	$6,492	10,000,000	$1,000	$856,722	$641,317	$(2,434,098)	$(928,567)

Subscription shares issued for cash	19,254,000	1,924	-	-	(962,700)	960,776	-	$-
Shares issued for finance fees	400,000	40	-	-	-	19,960	-	20,000
Shares to be issued for services	-	-	-	-	30,781	-	-	30,781
Subscriptions received	-	-	-	-	89,000	-	-	89,000
Shares issued for services	160,000	16	-	-	-	7,984	-	8,000
Related party debt forgiveness	-	-	-	-	-	439,545	-	439,545
Net loss	-	-	-	-	-	-	(1,286,907)	(1,286,907)
Balance December 31, 2020	84,738,300	$8,472	10,000,000	$1,000	$13,803	$2,069,582	$(3,721,005)	$(1,628,148)

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
for the years ended December 31,

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,286,907)	$(1,714,109)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	58,921	69,655
Shares issued for services	28,781	186,023
Impairment of licensing agreement	10,000
Prepayment penalty	-	30,000
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	-	6,860
(Increase) / decrease in Inventory	142,202	(13,190)
(Increase) / decrease in prepaid expenses	2,638	290
Increase in accounts payable - Related party	145,781	74,758
Increase in accounts payable and accrued expenses	441,600	165,646
Net Cash Used in Operating Activities	(456,984)	(1,194,067)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(150,000)
Payments on convertible notes payable	-	(82,875)
Proceeds from notes payable related party	-	2,000
Proceeds from PPP loan	201,352	-
Proceeds from notes payable	150,000	150,000
Proceeds from convertible notes payable	-	337,500
Proceeds from Sale of stock	89,000	954,200
Net Cash Provided by Financing Activities	440,352	1,210,825

Increase (Decrease) in Cash	(16,632)	16,758

CASH AT BEGINNING OF PERIOD	16,884	126

CASH AT END OF PERIOD	$252	$16,884

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

Supplemental Non-Cash Information:
Shares issued for commitment fees	$20,000	$20,000
Shares issued for stock payable	$962,770	$229,216
Shares issued for licensing contract	$10,000	$-
shares issued for note payable conversion	$-	$124,715
Forgiveness of RPT debt, interest, and AP	$439,545	$-

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the year ended December 31, 2020

NOTE 1 - GENERAL

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

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Licenses are capitalized at their acquisition cost if that cost exceeds the relevant threshold. As of December 31, 2020, the company had an accumulated deficit of ($3,721,005). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of December 31, 2020, and $0 as of December 31, 2019 respectively.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences change in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account or expensed to cost of goods sold. As of December 31, 2020, and December 31, 2019, we had no reserve for potentially obsolete inventory. We had $10,128 and $152,330 in inventory as of December 31, 2020, and December 31, 2019.

Prepaid Expenses

We had $0 and $0 in prepaid inventory and insurance as of December 31, 2019, and December 31, 2020 respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of December 31, 2020, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of December 31, 2020, the company had $499,000 in convertible notes that may be converted into 9,980,000 shares of common stock. We also had 276,060 shares to be issued as of December 31, 2020.

Fair Value of Financial Instruments

The carrying number of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the Year ended December 31, 2020, and for the year ended December 31, 2019 we had $0 and $124 respectively in R&D expense.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The company’s performance obligation is to deliver the product(s) per the contract and the obligation is met upon receipt of the product by the purchaser. Prices are predetermined plus applicable taxes and shipping costs. The company’s main source of revenue comes from online sales with the primary stream coming from the company website and Amazon. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the year ended December 31, 2020 and for the year ended December 31, 2019 we had $26,154 and $35,820 respectively in revenue from the sale of our products.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the for the year ended December 31, 2020, using a Federal Tax Rate of 21%.

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

As of December 31, 2020, we had a net operating loss carry-forward of approximately $(3,721,005) and a deferred tax asset of $781,411 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(781,411). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Deferred tax assets:	$781,411	$511,161
Valuation allowance	(781,411)	(511,161)
Net deferred tax asset	$-	$-

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during the Years ended December 31, 2020 and December 31, 2019.

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

Update 2019-08—Compensation—Stock Compensation (Topic 718) In June 2018, the Board issued Accounting Standards Update No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, as part of its Simplification Initiative. This Update is effective for companies with fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of this ASU on January 1, 2020 did not have a material effect on our consolidated financial statements.

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

For the Year ended December 31, 2019, Jon McKenzie advanced a total of $2,000 for operating expenses of the company, which was added to the addendum. Interest expense for this note for the year ended December 31, 2019, and the year ended December 31, 2020, was $12,294 and $7,897 respectively.

On September 4, 2020, the Company reduced their debt by $439,545 with the retirement of two 6% interest bearing notes for $159,752 and $50,185 collectively and accrued interest of $30,693. These two notes held by the Company’s former CEO, COO and Board Director Jon McKenzie were forgiven after his departure. The company reduced its debt by $198,915 from accounts payable that were forgiven after Jon McKenzie’s departure. There was no subsequent terms or conditions set forth for the debt forgiveness. The total amount forgiven was $439,545 and charged to additional paid in capital

For the year ended December 31, 2019, and 2020, we had $36,000 and $36,000 respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2019, and 2020, we had an outstanding balance due of $36,000 and $65,922 respectively, which is included in accounts payable related party.

For the year ended December 31, 2019 we had $4,500 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2019, and 2020, we had an outstanding balance due of $4,500 and $4,500 respectively, which is included in accounts payable related party.

As of December 31, 2020, we had outstanding balances due to Joey Firestone of $37,316 for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $115,000 for consulting services, which is included in accounts payable related party.

On June 14, 2019, Laya Clark (a member of our board of directors) entered into an advisor service agreement for one year for 1,000,000 shares of restricted 144 stock that was issued on October 3, 2019.

NOTE 4 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

The Company has authorized a total of 400,000,000 Shares of Common Stock par value $0.0001 as of the December 31, 2017 audit for Elite Beverage International. However, Elite Performance Holding Corp. is now the successor company and as of December 31, 2020 now reflects 465,000,000 (Four Hundred Sixty-Five Million) shares authorized par value $0.0001. For the period ended December 31, 2017, the Elite Beverage International Corp. issued 100,000,000 shares of Common Stock for $19,000 to its management.

On February 2, 2018, Elite Performance Holding Corp., owned and controlled by Firestone and McKenzie, acquired Elite Beverage International through a 1:2 common share exchange as follows:

a). 50,000,000 common shares of Elite Performance Holding Corp. in exchange for 100,000,000 common shares of Elite Beverage International Inc.

Shares Registered in the S-1 Registration Statement

As of December 31, 2020, the company has raised $1,050,222 (21,004,440 shares issued and 0 of shares to be issued) through a registered offering for $1,250,000 which was registered with the SEC through an S1 registration statement which went effective on April 23, 2019.

Restricted Shares issued

On January 17, 2020 entered into a convertible promissory note in the amount of $157,000, with an OID of $7,500 which was recorded and debt discount and on February 12, 2020, we issued 400,000 shares of our common stock for a commitment fee valued at $20,000 which was recorded to debt discount. These shares are restricted and subject to SEC Rule 144.

On October 22, 2018 we received $2,000 for a subscription for 40,000 shares of common stock. These shares were issued in 2019 and are reflected in the Company’s current shares outstanding.

In 2020 we issued 19,254,000 common subscription shares to accredited investors for stock payable in the amount of $962,700.

In 2020 we issued 10,000 common shares for services valued at $500 to a consultant

As of December 31, 2020, we had 276,060 shares to be issued in the amount of $13,803 from stock subscriptions to accredited individuals.

In 2020 we issued 400,000 of common shares for financing fees in the amount of $20,000

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

On August 01, 2020, the Company entered into an Exclusivity Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for exclusive rights on a patented SmartCarb® technology (US Patent Application No. 16/785,498.) This Agreement gives the Company first right of refusal to purchase the technology upon issuance of its patent for 200,000 (valued at $.05 per share) shares to be issued in the amount of $10,000. Which were issued April 20, 2021. As of September 30, 2020 the Company elected to impair the license by $10,000 for a net balance of $0.

As of December 31, 2020, we had consulting agreements that had shares to be issued, for a total of 276,060 shares. The vesting expense for these shares was $13,803 for the year ended December 31, 2020. These shares were not issued in 2020 and are reflected as shares to be issued.

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

NOTE 7 - ACQUISITIONS

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

NOTE 8 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,868 was given on September 2, 2021

NOTE 9 - CONVERTIBLE NOTES PAYABLE

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

On December 12, 2018, the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. This note had $25,500 in original discount and $20,000 in discount for the 400,000 shares issued. The original debt discount was $45,500; we amortized $40,250 for the year ended December 31, 2019 and we had a remaining debt discount of $0 as of December 31, 2019

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $ $7,500, we amortized $27,199 during the year ended December 31, 2019 and had an outstanding balance of $301 as of December 31, 2019. On May 14, 2019 we paid $5,000 of principal on this note and as of December 31, 2020 the outstanding balance was $152,500.

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

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000, we amortized $6,658 during the year ended December 31, 2020 and had an outstanding balance of $189,000 as of December 31, 2020. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $18,750 for the year ended December 31, 2020.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $27,500, we amortized $19,603 during the year ended December 31, 2020 and had an outstanding balance of $157,500 as of December 31, 2020.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On June 20, 2020 a complaint was filed against the company over a trademark dispute with Blume Honey Water, LLC in the Western District of Pennsylvania. The complaint alleges trademark infringement and related causes of action; in which the company asserted counterclaims for trademark infringement and related causes of action. The case is currently pending and nothing substantive has happened in the case and the parties are in settlement discussions and the case is likely to settle. There is no financial liability exposure estimated for the Company.

The company recently discovered that a party that it settled a previous trademark litigation case with is in breach of its settlement agreement and sent a notice of breach to said party. The underlying matter is a trademark dispute for the mark B.Y.L.T. (Reg 6548069) of which the company also filed two (2) extensions of time to oppose two (2) of the party’s trademarks at the Trademark Trial and Appeal Board. A 30-day response to the notice of breach letter was due October 21, 2021.

NOTE 11 - CONCENTRATIONS

Concentration of Major Customers

As of December 31, 2020, the Company's trade accounts receivables $0 and no concentrations.

For the year ended December 31, 2020, the Company received approximately 41% of its revenue from one customer.

As of December 31, 2019, the Company's trade accounts receivables were $0 and no concentrations.

For the year ended December 31, 2019, the Company received approximately 41% of its revenue from one customer.

NOTE 12 - INVENTORY

As of December 31, 2020, the Company's inventory was $10,128, which consisted of $10,128 in raw material and $0 in finished goods.

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

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,868 was given on September 2, 2021.

As of December 31, 2020 to November 10, 2021, the Company has issued a total of 13,888,000 shares of common stock. Issuances were a combination of registered shares issued for subscription agreements related to the Company’s registered offering and restricted shares issued to consultants, endorsing athletes, debt which includes the patent exclusivity and assignment mentioned above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2020.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2020, and identified the following material weaknesses:

•	there is a lack of accounting personnel with the requisite knowledge of GAAP and the financial reporting requirements of the SEC.
•	there are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.
•	there is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.
•	There is no formal written policy established for the approval, identification and authorization of related party transactions.

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of November 10, 2021. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Laya Clark, Director

Laya Clark has served as a Director since February of 2018 and works with some of the largest ingredient suppliers in the industry, including IMCD (formerly ET Horn), Compound Solutions, and DuPont Danisco. Mr. Clark’s experience includes product knowledge of an array of bioactive ingredients that can add clinically documented health enhancing effects. Works with some of the largest ingredient suppliers in the industry and has over 21 years of marketing and sales experience in sports nutrition. Mr. Clark also has valuable manufacturing knowledge and maintains key industry contacts. He plays a key role in identifying key ingredients that provide differentiating value to products by supporting immune, digestive, cardiovascular, and/or bone health. Mr. Clark is a graduate of Amherst College with a B.B.A. and a Masters in Sport Management from the University of Massachusetts.

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

When evaluating director nominees, our directors consider the following factors:

•	the appropriate size of our Board of Directors;
•	our needs with respect to the particular talents and experience of our Directors;
•

the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	experience in political affairs;
•	experience with accounting rules and practices; and
•	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2020, were timely.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, for services rendered during years ended 2019 and 2020, respectively.

Name and Principal Position	Fiscal Year	Salary ($)(1)(2)	Incentive ($)(3)	Option Awards ($)(4)	All Other Compensation $(5)	Total ($)
Joey Firestone	2020	$100,000	-	-	$	$100,000
CEO, CFO & Chairman	2019	$100,000	-	-	$	$100,000
Jon McKenzie, Former CEO, Former CFO, Former Director	2019

_________

(1)The amounts shown in this column represent the dollar value of base salary earned by each named executive officer (“NEO”).

(2)Our CEO continues to defer salary until such time as the Company has improved its financial position

(3)No incentive compensation was made to our officer and director in 2020 and 2019 and therefore no amounts are shown.

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

Name and Address (1)	Number of Shares Beneficially Owned	Percentage of Class (2)

Named Directors and Officers
Joey Firestone, Chairman, CEO and CFO (3)	25,000,000	50% Series A
Laya Clark, Director	1,000,000

All Officers and Directors as a Group (2 persons)	26,000,000	50%

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

(2)Based on a total of 87,738,300 shares of common stock outstanding on December 31, 2020.

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

Joey Firestone was paid $30,000 in compensation during 2020.

Accounts and Notes Payable related party

On November 15, 2017, Elite Beverage International issued an unsecured note payable for $80,300 to Jon McKenzie at a 6% interest rate, due upon demand. An addendum to the note was added in 2018 for an additional $127,637 in funding which was received in various advances throughout the year.

For the Year ended December 31, 2019, Jon McKenzie advanced a total of $2,000 for operating expenses of the company, which was added to the addendum. Interest expense for this note for the year ended December 31, 2020, and the year ended December 31, 2020, was $12,294 and $7,897 respectively.

As of December 31, 2019 and 2020, we had outstanding balances due to Jon Mckenzie for operating expenses of the company of $208,135 and $0.00 respectively. On September 4, 2020, the Company reduced their debt by $439,545 with the retirement of two 6% interest bearing notes for $159,752 and $50,185 collectively and accrued interest of $30,693. These two notes held by the Company’s former CEO, COO and Board Director Jon McKenzie were forgiven after his departure. The company reduced its debt by $198,915 from accounts payable that were forgiven after Jon McKenzie’s departure. There was no subsequent terms or conditions set forth for the debt forgiveness. The total amount forgiven was $439,545 and charged to additional paid in capital.

For the year ended December 31, 2019 and 2020, we had $36,000 and $36,000 respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2019 and 2020, we had an outstanding balance due of $36,000 and $65,922 respectively, which is included in accounts payable related party.

For the year ended December 31, 2019 and 2020 we had $4,500 and $4,500 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2019 and 2020, we had an outstanding balance due of $4,500 and $4,500 respectively, which is included in accounts payable related party.

As of December 31, 2020, we had outstanding balances due to Joey Firestone of $35,431 for un-reimbursed business expensed. We also had an outstanding balance due to Joey Firestone of $115,000 for consulting services, which is included in accounts payable related party.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered our independent registered public accountants, M&K CPAS, PLLC for audits and reviews performed for the years ended December 31, 2020 and December 31, 2019. Fees for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Audit Fees	$12,000	16,500
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees
Tax Fees	-	-
All Other Fees	-	-

Total	$12,000	$16,500

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid in 2020 and 2019.

Item 15. Exhibits and Financial Statement Schedules.

a.) The following documents are filed as a part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Elite Beverage International Corp., as amended, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
3.2	Articles of Incorporation of Registrant, as amended, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
3.3	Bylaws of Registrant, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.1	Contribution and Assignment Agreement dated February 2, 2018, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.2	Ingredient Studies (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.3	GBS Growth Partners Documentation (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.4	Limited Exclusivity Agreement dated September 1, 2018 (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.6	Employment Agreement between the Registrant and Joey Firestone (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.7	Term Sheet dated January 9,2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.8	Convertible Note dated January 9, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.9	Board minutes dated January 3, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.10	SPA dated December 10, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.11	Convertible Note dated December 10, 2018 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.12	Board minutes dated December 9, 2018 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.13	Advisory Service Agreement (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: November 10, 2021	By:	/s/ Joey Firestone
Joey Firestone
CEO, CFO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Joey Firestone	Chief Executive Officer and Chairman	November 10, 2021
Joey Firestone

