Form 10-Q
period 2023-06-30
Elite Performance Holding Corp
filed 2023-09-01
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-55987

Elite Performance Holding Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-5034226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3301 NE 1st Ave Suite M704 Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

(844) 426-2958

Registrant’s telephone number, including area code

___________________________________________

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

As of August 31 2023, there were 130,001,300 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash	$68,960	$8,993
Accounts receivable	1,008	25,202
Inventory	150,726	178,003
Prepaid expenses	656	1,951
Total Current Assets	221,350	214,149

Property and equipment, net	44,030	49,485
Right of use asset	118,273	130,381
TOTAL ASSETS	$383,653	$394,015

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	720,481	629,079
Accounts payable and accrued expenses related party	478,048	409,423
Accrued expenses	344,110	293,589
Lease liability - current	19,647	17,282
Notes payable, net of OID of $18,191 and $6,188, respectively	72,211	23,128
Advances	140,000	90,000
Convertible notes payable (net of debt discount)	795,250	545,250
Total Current Liabilities	2,569,747	2,007,751

Longterm Liabilities
Lease liability - long-term	86,695	95,993
PPP Loan	95,485	95,485
Total Long-Term Liabilities	182,180	191,478
Total Liabilities	2,751,927	2,199,229

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 129,391,300 and 127,881,300 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	12,939	12,788
Shares to be issued	50,000	50,000
Additional paid-in capital	5,647,266	5,473,417
Accumulated deficit	(8,079,479)	(7,342,419)
Total Stockholders' Deficit	(2,368,274)	(1,805,214)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$383,653	$394,015

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Operations
for the Three and Six months ended June 30,
(Unaudited)

	Three months ended		Six months ended
	2023	2022	2023	2022

REVENUES	$16,800	$2,316	$26,708	$2,601
COST OF GOODS SOLD	14,951	55,036	30,209	61,479
GROSS PROFIT (LOSS)	1,849	(52,720)	(3,501)	(58,878)

OPERATING EXPENSES
Legal and accounting	73,918	64,000	140,641	95,046
Advertising	17,557	53,181	42,211	81,955
Consulting	114,860	208,300	231,824	624,900
General and administrative	132,976	168,792	246,014	243,133
Total Operating Expenses	339,311	494,273	660,690	1,045,034

OPERATING LOSS	(337,462)	(546,993)	(664,191)	(1,103,912)

OTHER INCOME (EXPENSE)
Interest expense	(35,639)	(25,104)	(72,869)	(50,209)

Total Other Income (Expense)	(35,639)	(25,104)	(72,869)	(50,209)

NET LOSS	$(373,101)	$(572,097)	$(737,060)	$(1,154,121)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	128,959,322	109,125,311	128,608,924	105,976,190

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Six months ended June 30, 2023 and 2022
(unaudited)

	Common Stock		Preferred Stock		Shares to be	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2022	127,881,300	$12,788	10,000,000	$1,000	$50,000	$5,473,417	$(7,342,419)	$(1,805,214)

Reg D subscriptions
Shares to be issued for Reg D subscriptions	600,000	60			9,000	59,940		69,000
Shares issued for services					10,000	6,000		16,000
Net loss							(363,959)	(363,959)
Balance March 31, 2023	128,481,300	12,848	10,000,000	1,000	69,000	5,539,357	(7,706,378)	(2,084,173)

Reg D subscriptions	130,000	13	-	-	-	12,987	-	13,000
Shares to be issued for Reg D subscriptions					(9,000)			(9,000)
Shares issued for services	660,000	66	-	-	-	59,934	-	60,000
Shares to be issued for Services					(10,000)			(10,000)
Shares issued in connection with convertible debt	120,000	12	-	-	-	34,988	-	35,000
Net loss	-	-	-	-	-	-	(373,101)	(373,101)
Balance June 30, 2023	129,391,300	$12,939	10,000,000	$1,000	$50,000	$5,647,266	$(8,079,479)	$(2,368,274)

Balance December 31, 2021	98,971,300	$9,896	10,000,000	$1,000	$5,000	$2,585,308	$(4,589,932)	$(1,988,728)

Reg D subscriptions	5,000,000	500	-	-	-	499,500	-	500,000
Shares issued for services	3,390,000	339	-	-	-	338,661	-	339,000
Net loss	-	-	-	-	-	-	(582,024)	(582,024)
Balance March 31, 2022	107,361,300	10,735	10,000,000	1,000	5,000	3,423,469	(5,171,956)	(1,731,751)

Reg D subscriptions	3,440,000	345	-	-	-	343,655	-	344,000
Shares to be issued for Reg D subscriptions					10,000			10,000
Shares issued for services	1,025,000	103	-	-	-	102,398	-	102,501
Shares to be issued for Services					20,000			20,000
Net loss	-	-	-	-	-	-	(572,097)	(572,097)
Balance June 30, 2022	111,826,300	$11,183	10,000,000	$1,000	$35,000	$3,869,522	$(5,744,053)	$(1,827,348)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
for the Six months ended June 30,
(Unaudited)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(737,060)	$(1,154,121)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	17,496	2,123
Shares issued and to be issued for services	66,000	441,501
Depreciation expense	5,455	-
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	24,194	-
(Increase) / decrease in inventory	27,277	(336,861)
(Increase) / decrease in prepaid expenses	1,295	(4,668)
(Increase) / decrease in other assets	12,108
Increase in accounts payable - Related party	68,625	71,150
Increase in accounts payable and accrued expenses	141,924	133,223
Net Cash Used in Operating Activities	(372,686)	(847,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	285,000	-
Proceeds from notes payable	98,500	10,000
Repayments of notes payable	(66,913)	-
Bank overdraft	-	-
Payments on financing leases	(6,934)	-
Proceeds from advances	50,000	-
Proceeds from sale of stock	-	854,000
Proceeds from sale of common stock and shares to be issued	73,000	-
Net Cash Provided by Financing Activities	432,653	864,000

Increase (Decrease) in Cash	59,967	16,347

CASH AT BEGINNING OF PERIOD	8,993	1,801

CASH AT END OF PERIOD	68,960	$18,148

Supplemental Information:
Interest Paid	5,406	-
Taxes	-	-

Shares issued in conversion with convertible notes	$35,000	$-
Convertible note issued for accounts payable	$-	$20,000
Recognition of lease asset and lease liability	$-	$114,743

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the six months ended June 30, 2023

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

Elite Beverage International is a 100% wholly owned subsidiary of Elite Performance Holding Corp.

BYLT Performance, LLC is a wholly owned subsidiary of Elite Beverage International Corp. and currently holds all of the trademarks and intellectual property for the company.

Our Products and Services

On August 01, 2020, the Company entered into an Exclusivity Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for exclusive rights on a patent pending SmartCarb® technology (US Patent Application No. 16/785,498.) This Agreement gives the Company first right of refusal to purchase the technology upon issuance of its patent for 200,000 shares in the Company.

On September 29, 2021, the Company entered into an Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for the transfer and assignment of the SmartCarb® technology (US Patent No. 11,103,522 issued August 31, 2021.) This Agreement gives the Company the intellectual property and patent ownership for 400,000 shares valued at $20,000 that were issued October 1, 2021. For the year ended December 31, 2021, an impairment loss of $20,000 was recognized on the Patent acquisition and recorded to other income (expense).

Note 2 - Organization and Significant Accounting Policies

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2023 the Company had an accumulated deficit of $8,079,479. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the operations of the Company and its wholly-owned subsidiary, Elite Beverage International Corp.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s consolidated financial statements are prepared using the accrual method of accounting and are presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The Company has elected a calendar year-end.

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. As of June 30, 2023 and December 31, 2022, we had $1,008 and $25,202 in accounts receivable respectively. The allowance for doubtful trade receivables was $0 as of June 30, 2023 and December 31, 2022, respectively.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2023 and December 31, 2022, we had $150,726 and $178,003 in inventory respectively.  We had no reserve for potentially obsolete inventory as of June 30, 2023 and December 31, 2022, respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense.  As of June 30, 2023 and December 31, 2022, we had $656 and $1,951 in prepaid expenses, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of June 30, 2023 and December 31, 2022, so then diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of June 30, 2023, the Company had $795,250 in convertible notes plus accrued interest of $ 307,219 that may be converted into 18,025,056 shares of common stock. As of December 31, 2022, the Company had $545,250 in convertible notes plus accrued interest of $259,971 that may be converted into 16,104,420 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the three and six months ended June 30, 2023 and 2022, we had $0 research and development (R&D) expense, respectively.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The company’s performance obligation is to deliver the product(s) per the contract and the obligation is met upon receipt of the product by the purchaser. Prices are predetermined plus applicable taxes and shipping costs. The company’s main source of revenue comes from distributors, retail stores and gyms, and online sales primarily coming from the company website and Amazon. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

For the six months ended, June 30, 2023 and 2022, we had $26,708 and $2,601, respectively in revenue from the sale of our products.

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 “Stock Compensation” and are measured and recognized based on the fair value of the equity instruments issued. In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only included share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard has been effective and applied for financial statements issued by public companies for the annual and interim periods after December 15, 2018.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the six months ended, as of June 30, 2023 and 2022, we did not record any impairment on our previously announced Patent acquisition, resulting in no other income (expense) being recognized.

Property, Equipment and Intangible Assets

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Intangible assets consist of acquired web site domains and web site content and are carried at cost, less accumulated amortization. Depreciation and amortization is recorded on the straight-line basis method over the estimated useful lives of the assets.

Recently Issued Accounting Standards

We adopted the following ASUs during 2022, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2021-04	Issuer’s Accounting for Certain Modifications or Exchanges of Warrants	January 1, 2022
2021-05	Lessors - Certain Leases with Variable Lease Payments	January 1, 2022
2021-08	Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	January 1, 2022
2022-06	Reference Rate Reform: Deferral of the Sunset Date of Topic 848	December 21, 2022

Accounting Standards Issued But Not Yet Adopted

ASU 2022-02, Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued a new accounting standard that eliminates the troubled debt recognition and measurement guidance. The new standard requires that an entity apply the loan refinancing and restructuring guidance in ASC 310 to all loan modifications and/or receivable modifications. It also enhances disclosure requirements for certain refinancing’s and restructurings by creditors when a borrower is experiencing financial difficulty and requires disclosure of current-period gross charge-offs by year of origination in the vintage disclosure. The new standard is effective and has been applied for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2023.

All other ASUs issued but not yet adopted were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the six months ended June 30, 2023 and 2022, we had $18,000, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of June 30, 2023 and December 31, 2022, we had an outstanding balance due of $95,922 and $77,922, which is included in accounts payable related party.

For the six months ended June 30, 2023 and 2022, we incurred $0 and $9,000, respectively, for un-reimbursed business expenses.  As of June 30, 2023 and December 31,2022, we had outstanding balances due to Joey Firestone of $26,689, respectively, for un-reimbursed business expenses. As of June 30, 2023 and December 31, 2022, we also had an outstanding balance due to Joey Firestone of $40,000 and $55,000, respectively, for consulting services, and $310,937 and $245,312 for salary, respectively, which is included in accounts payable related party.

For the six months ended June 30, 2023 and 2022, we had $0 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of June 30, 2023 and December 31, 2022, we had an outstanding balance due of $4,500, respectively, which is included in accounts payable related party.

One February 1, 2021 the Company renewed the employment agreement with Joey Firestone with milestone performance bonuses in shares of restricted 144 stock.

On January 1, 2021, the Company entered into a royalty free trademark licensing agreement between Elite Beverage International Corp. and its subsidiary BYLT Performance LLC in consideration for 5,000,000 (valued at par $0.0001 per share) shares to be issued in the amount of $500 which were issued April 29, 2021.

On May 6, 2022, the Company entered into a lease agreement with its CEO, Joey Firestone, for three cargo vans to be used for delivery and distribution of its products. Mr. Firestone is the guarantor of these vehicles, which he acquired for the sole purpose of the operations of Elite Beverage International. Total initial payments for all three vehicles were $19,000. Each vehicle has a purchase option upon the completion of the lease agreement. See Note 4 for additional details.

NOTE 4 - LEASES

Our adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires us to recognize substantially all leases on the balance sheet as an ROU asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below. We adopted this standard on the effective date of January 1, 2019 and used this effective date as the date of initial application. Under this application method, we were not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. We elected the ‘package of practical expedients,’ which permitted us to not reassess our prior conclusions related to lease identification, lease classification, and initial direct costs, and we did not elect the use of hindsight.

Lease ROU assets and liabilities are recognized at commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, we use the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

We recognized a $142,613 right-of-use asset and $142,613 in a related party lease liability for our finance leases. For our finance leases, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

On May 6, 2022, the Company entered into a lease agreement with its CEO, Joey Firestone, for three cargo vans to be used for delivery and distribution of its products. Mr. Firestone is the guarantor of these vehicles, which he acquired for the sole purpose of the operations of Elite Beverage International. The monthly payment for each vehicle is 66 months of $706 (APR 8.99%) (2019 Mercedes Sprinter Van), 72 months of $807 (APR9.95%) (2019 Ford Transit Van), and 72 months of $797. (APR 10.59%) (2020 Ford Transit Van) Each vehicle has a purchase option upon the completion of the lease agreement. Total initial payments were $19,000 for all three vehicles which was $9,000. $5,000, and $5,000 for each one, respectively.

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of 12,108 and $0 plus interest expense of $5,406 and $0 during the six months ended June 30, 2023 and 2022, respectively.

The tables below present financial information associated with our leases.

	Balance Sheet	June 30,	December 31,
	Classification	2023	2022

Right-of-use assets	Other long-term assets	$118,273	$130,381
Current lease liabilities	Other current liabilities	19,647	17,282
Non-current lease liabilities	Other long-term liabilities	86,695	95,993

As of June 30, 2023, our maturities of our lease liabilities are as follows:

June 30, 2023
Maturity of lease liabilities	Financing Leases
2023	$13,859
2024	27,717
2025	27,717
2026	27,717
2027	27,011
Thereafter	23,019
Total lease payments	$147,040
Less: Imputed interest	(40,698)
Present value of lease liabilities	$106,342

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

June 30, 2023
Trucks	55,000

Total cost	55,000

Less accumulated depreciation	(10,970)

Net, property and equipment	$44,030

Depreciation expense for the six months ended June 30 2023 and 2022 was 5,455 and $0, respectively. The trucks are being depreciated over a useful life of 5 years.

NOTE 6 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

The Company had authorized a total of 400,000,000 shares of Common Stock, par value of $0.0001 as of December 31, 2017 for Elite Beverage International. However, Elite Performance Holding Corp. is now the successor company and as of December 31, 2022 there are 465,000,000 (Four Hundred Sixty-Five Million) shares authorized, par value of $0.0001, respectively.

On February 2, 2018, Elite Performance Holding Corp., owned and controlled by Firestone and McKenzie, acquired Elite Beverage International through a 1:2 common share exchange as follows: 50,000,000 common shares of Elite Performance Holding, Corp., in exchange for 100,000,000 common shares of Elite Beverage International, Inc.

Shares Registered in the S-1 Registration Statement

As of December 31, 2022, the Company has raised $1,250,000 (25,000,000 shares issued) through a registered offering for $1,250,000 which was registered with the SEC through an S1 registration statement which went effective on April 23, 2019.

Restricted Shares issued

In the year ended December 31, 2022, we issued 18,160,000 common subscription shares to accredited investors for subscription agreements in the amount of $1,811,001.  In the year ended December 31, 2022, we have also received $10,000 for shares to be issued to accredited investors for subscription agreements.

In the year ended December 31, 2022, we issued 8,350,000 shares for services in the amount of $835,000 valued at $0.10 per share.

In the year ended December 31, 2022, we recognized $238,000 in shares issued and $40,000 in shares to be issued for settlement of accounts payable valued at $0.10 per share for a total of 2,780,000 shares.

In the year ended December 31, 2022, we issued 20,000 shares in connection with a convertible note in the amount of $2,000 valued at $0.10 per share. The $2,000 was expensed in the year ended December 31, 2022.

For the six months ended - June 30, 2023, we issued (to be issued) shares for subscriptions:

100,000 shares in connection with our Regulation D offering in the amount of $10,000 valued at $0.10 per share.

500,000 shares in connection with our Regulation D offering in the amount of $50,000 valued at $0.10 per share.

90,000 shares issued in connection with our Regulation D offering in the amount of $9,000 valued at $0.10 per share.

40,000 shares issued in connection with our Regulation D offering in the amount of $4,000 valued at $0.10 per share.

For the six months ended June 30, 2023, we issued (to be issued) shares for services:

100,000 shares issued in the amount of $10,000 valued at $0.10 per share for consulting services.

30,000 shares issued in the amount of $3,000 valued at $0.10 per share for consulting services.

30,000 shares issued in the amount of $3,000 valued at $0.10 per share for consulting services.

500,000 shares issued in the amount of $50,000 valued at $0.10 per share were issued for consulting services.

For the six months ended June 30, 2023, we issued (to be issued) shares for  the conversion of convertible notes payable

20,000 shares issued in the amount of $10,000 valued at $0.50 per share were issued for  the conversion of $10,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

100,000 shares issued in the amount of $25,000 valued at $0.25 per share were issued for  the conversion of $10,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

As of June 30, 2023 we had 129,391,300 common shares outstanding.

Common Stock Warrants

None.

NOTE 7 - PREFERRED STOCK

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

On March 3, 2023, Jon McKenzie transferred his ownership of 5,000,000 Series A Preferred shares with super voting rights to Chairman and CEO Joey Firestone.

NOTE 8 - GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated significant losses and has negative working capital. All of these items raise substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

The Company is currently trying to raise new debt or equity to set up and market its line of sports drinks. If the Company is not successful in the development and implementation of a concept which produces positive cash flows from operations, the Company may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

There can be no assurance that the Company will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.

NOTE 9 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program (PPP) with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. On the PPP loan, interest expense was $578 for the six months ended June 30 2023 and 2022, respectively. The balance of this PPP loan is $95,485 as of June 30, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2022 and the six months ended in June 30, 2023, the Company entered into a non-convertible, non-interest bearing advance for $90,000 and $50,000, respectively from a third party and the monies will be paid back over the course of the next 12 months.  As of June 30, 2023 and December 31, 2022, the balance of this advance is $140,000 and $90,000, respectively.

In January of 2023, the Company entered into a refinance agreement with a third party that held the original agreement on July of 2022.  In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party was $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of December 31, 2022, the Company owed $29,316 on this note payable and the OID balance is $6,188, leaving a net balance of $23,128. The Company has recorded $7,313 as interest expense for the year ended December 31, 2022 related to this OID.  For the refinance terms in January of 2023 agreement, the Company funded amount by the third party was $98,500, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 60 weekly installments of $2,133, for a total amount of $128,000 to be paid back. This note contains Original Issue Discount (OID) of $29,500 at issuance. As of June 30, 2023, the Company owes $90,402 on this note payable and the OID balance is $18,192, leaving a net balance of $72,210. The Company has recorded $17,496 as interest expense for the six months ended June 30, 2023 related to this OID.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $7,500 and had an outstanding balance of $0 as of September 30, 2022. On May 14, 2019 we paid $5,000 of principal on this note and as of June30, 2023 and December 31, 2022, the outstanding balance was $152,500, respectively. On March 28, 2019 the Company issued David Stoccardo an additional convertible promissory note in the amount of $7,875, with the same terms as his convertible note issued on January 7, 2019 and it was fully satisfied as of December 31, 2022.  On July 5, 2022, the Company issued 20,000 shares to this note holder and recorded $2,000 as additional interest expense for these shares, valued at $0.10 per share. The $2,000 of additional interest expense was expensed in the year ended December 31, 2022. The balance of this note as of June 30, 2023 and December 31, 2022 is $0, respectively. This note is in default and is accruing interest at the default rate of 18%.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000. June 30, 2023 and December 31, 2022, balance on this debt discount was $0, respectively. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. The outstanding balance on this note as of June 30, 2023 and December 31, 2022 was $189,000, respectively. This note is in default and is accruing interest at the default rate of 18%.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount. The Company recorded $0 and $1,503 as interest expense related to this OID for the six months ended June 30, 2023 and 2022, respectively  The convertible note had an outstanding balance of $157,500 as of June 30, 2023 and December 31, 2022, respectively. This note is in default and is accruing interest at the default rate of 18%.

On July 21, 2021 we issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, we agreed to issue 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount.. This note also included an original discount fee of $1,250 recorded to debt discount, we amortized $703 for the year ended December 31, 2022 leaving a balance of $0. The Company recorded $0 and $620 as interest expense related to this OID for the six months ended June 30, 2023 and 2022, respectively.  The outstanding balance on the note was $26,250 as of June 30, 2023 and December 31, 2022, respectively. This note is in default and is accruing interest at the default rate of 18%.

On September 16, 2021 we issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 per share of common stock or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of June 30, 2023 and December 31, 2022, respectively.  This note is in default and is accruing interest at the default rate of 18%.

On March 1, 2023 we entered into a convertible promissory note in the amount of $10,000 with an interest rate of 8% per annum and a maturity date of March 1, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.50 per share of common stock. The debt holder exercised the convertible option on the $10,000 note and converted the entire amount into 20,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction The outstanding balance on the note was $0 as of June 30, 2023 as a result common stock conversion occurred.

On May 3, 2023 we entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of May 3, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The debt holder exercised the convertible option on the $25,000 note and converted the entire amount into 100,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction The outstanding balance on the note was $0 as of June 30, 2023 as a result common stock conversion occurred.

On May 15, 2023 we entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 15, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock, which debt holder did not opt in.  The outstanding balance on the note was $50,000 as of June 30, 2023.

On May 16, 2023 we entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 16, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $50,000 as of June 30, 2023.

On June 23 2023 we entered into a convertible promissory note in the amount of $150,000 with an interest rate of 10% per annum and a maturity date of June 23, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $150,000 as of June 30, 2023.

Total interest expense including discount amortization on the above notes for the six months ended June 30, 2023 and 2022 was $72,869 (including the finance lease interest on automobiles as referenced in Note 4) and $50,209, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

None

NOTE 12 - CONCENTRATIONS

Concentration of Major Customers

As of June 30, 2023, the Company’s trade accounts receivables were $1,008 and 1 customer accounted for 100% of the trade accounts receivable balance. For six months ended June 30, 2023, the Company received approximately 68% of its revenue from online sales.

As of December 31, 2022, the Company’s trade accounts receivables were $25,202 and 1 customer accounted for 90% of the trade accounts receivable balance. For the year ended December 31, 2022, the Company received approximately 23% of its revenue from online sales and 1 customer accounted for 15% of total revenue.

NOTE 13 - INVENTORY

As of June 30, 2023, the Company’s inventory was $150,726, which consisted of $47,221 in raw material and $103,505 in finished goods.

As of December 31, 2022, the Company’s inventory was $178,003, which consisted of $46,740 in raw material and $131,263 in finished goods.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2023 through the date these consolidated financial statements were issued and has reported the following events:

From July 1, 2023 to August 31, 2023, the Company has issued a total of 610,000 shares of common stock for consulting services provided.

As of August 23, 2023, there were 130,001,300 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of June 30, 2023, we had an accumulated deficit totaling ($8,079,479). This raises substantial doubts about our ability to continue as a going concern.

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

✓	Sports Drinks accounted for 70% of the entire Fortified/Functional beverage industry and is expected to continue its growth during the next five years to become a $15 billon market by 2027.

✓

BYLT is also positioned in the Nutrition and Performance Drink Industry which generated a total revenue of $9 billion. Mintel estimates sales of the category to continue to grow reaching $15 billion by 2027.

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

Figure 1: Map of BYLT Roll Out Strategy

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

Results for the three and six months ended June 30, 2023 Compared to the three and months ended June 30, 2022.

Operating Revenues

The Company’s revenues were $16,800 for the three months ended June 30, 2023, compared to $2,316 for the three months ended June30, 2022.

Gross Profit (Loss)

For the three months ended June 30, 2023, the Company’s gross profit (loss) was $1,849 compared to ($52,720) for the three months ended June 30, 2022.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended June 30, 2023, general and administrative expenses were $132,976 compared to $168,792 for the three months ended June 30, 2022, a decrease of $35,816. This decrease was due to a decrease in consultants.

Advertising Expense

For the three months ended June 30, 2023, advertising expenses were ($17,557) compared to $53,181 for the three months ended June 30, 2022, a decrease of $35,624. This decrease was due to an decrease in product marketing expense.

Legal and Accounting Expense

For the three months ended June 30, 2023, Legal and Accounting expenses were $73,918 compared to $64,000 for the three months ended June 30, 2022, an increase of $9,918. This increase was due to an increase in operations and legal filings.

Consulting expense

For the three months ended June 30, 2023, Consulting expenses were $114,860 compared to $208,300 for the three months ended June 30, 2022, a decrease of $93,440. This decrease was due to less consultants working.

Interest Expense

For the three months ended June 30, 2023, Interest expenses were ($35,639) compared to (25,104) for the three months ended June 30, 2022, an increase of $10,535. This increase was due to net loss

Our net loss for the three months ended June 30, 2023, was ($373,101) compared to ($572,097) for the three months ended June 30, 2022, a decrease of $198,946. This decrease was due primarily from the sales and operations.

Operating Revenues

The Company’s revenues were $26,708 for the six months ended June 30, 2023, compared to $2,601 for the six months ending June 30, 2022.

Gross Profit

For the six months ended June 30, 2023, the Company’s gross profit was ($3,501) compared to ($58,878) for the six months ending June 30, 2022.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the six months ended June 30, 2023, general and administrative expenses were $246,014 compared to $243,133 for the six months ending June 30, 2022.

Advertising Expense

For the six months ended June 30, 2023, advertising expenses were $42,211 compared to $81,955 for the six months ending June 30, 2022.

Legal and Accounting Expense

For the six months ended June 30, 2023, Legal and Accounting expenses were $140,641 compared to $95,046 for the six months ending June 30, 2022.

Consulting expense

For the six months ended June 30, 2023, Consulting expenses were $231,824 compared to $624,900 for the six months ending June 30, 2022.

Interest Expense

For the six months ended June 30, 2023, Interest expenses were ($72,869) compared to ($50,209) for the six months ending June 30, 2022.

Net Loss

Our net loss for the six months ended June 30, 2023, was ($737,060) compared to ($1,154,121) for the six months ending June 30, 2022.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2023, the Company had total current assets of $221,350 compared to $214,149 at December 31, 2022.

At June 30, 2023, the Company had total current liabilities of $2,569,747 compared to $2,007,751 at December 31, 2022.

We had working capital deficit of $2,348,397 as of June 30, 2023, compared to $1,793,602 as of December 31, 2022.

Cashflow from Operating Activities

During the six months ended June 30, 2023, cash provided by (used in) operating activities was ($372,686) compared to ($847,653) for six months ended June 30, 2022. Cash used in operating activities for the six months ended June 30, 2023 was primarily the result of a $737,060 net loss.

Cashflow from Investing Activities

During the six months ended June 30, 2023, cash used in investing activities was $0 compared to $0 for the six months ended June 30, 2022.

Cashflow from Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was $432,653 compared to $864,000 for the six months ended June 30, 2022 Cash provided by financing activities for the six months ended June 30, 2023 was primarily the result of proceeds from convertible notes.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended June 30, 2023, have been prepared on a going concern basis and Note 8 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The company discovered in September of 2021 that BYLT Basics, LLC, a party that it settled a previous trademark litigation case with, is in breach of its settlement agreement and sent a notice of breach to said party. The underlying matter is a trademark dispute for the mark B.Y.L.T. (Reg 6548069) of which the company also filed two oppositions of the party’s trademarks at the Trademark Trial and Appeal Board. Attorneys are in contact and being reviewed by TTAB which will determine if litigation is in order.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2021, the Company entered into a royalty free trademark licensing agreement between Elite Beverage International Corp. and its subsidiary BYLT Performance LLC in consideration for 5,000,000 (valued par at $.0001 per share) shares in the amount of $500 which were issued April 29, 2021.

On January 21, 2021 we issued 4,176,000 common subscription shares to accredited investors in the amount of $208,800.

In 2021, we issued 3,287,000 shares of our common stock for services (consulting and advertising) valued at $160,547.

On October 1, 2021, we issued 60,000 shares of our common stock for a commitment fee valued at $3,000.

On October 1, 2021, we issued 400,000 shares of our common stock for patent acquisition valued at $20,000. For the year ended December 31, 2021, an impairment loss of $20,000 was recognized on this patent acquisition and recorded to other income (expense).

In November of 2021 we issued 1,110,000 shares of our common stock for our Reg D offering valued at $111,000 at a per share price of $0.10.

For the six months ended as of June 30, 2023, we issued (to be issued) shares for subscriptions:

100,000 shares in connection with our Regulation D offering in the amount of $10,000 valued at $0.10 per share.

500,000 shares in connection with our Regulation D offering in the amount of $50,000 valued at $0.10 per share.

90,000 shares issued in connection with our Regulation D offering in the amount of $9,000 valued at $0.10 per share..

40,000 shares in connection with our Regulation D offering in the amount of $4,000 valued at $0.10 per share

For the six months ended as of June 30, 2023, we issued (to be issued) shares for services:

100,000 shares issued in the amount of $10,000 valued at $0.10 per share.

30,000 shares issued in the amount of $3,000 valued at $0.10 per share.

30,000 shares issued in the amount of $3,000 valued at $0.10 per share.

500,000 shares issued in the amount of $50,000 valued at $0.10 per share.

For the six months ended as of June 30, 2023, we issued (to be issued) shares for convertible debt:

20,000 shares issued in the amount of $10,000 valued at $0.50 per share.

100,000 shares issued in the amount of $25,000 valued at $0.25 per share.

As of June 30, 2023 we had 129,391,300 common shares outstanding

From July 1, 2023 to August 31, 2023, the Company has issued a total of 610,000 shares of common stock for consulting services provided.

As of August 31, 2023, there were 130,001,300 shares of the registrant’s common stock, $.0001 par value, issued and outstanding

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: August 31, 2023	By:	/s/ Joey Firestone
Joey Firestone
(Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)

