Form 10-Q
period 2021-03-31
Elite Performance Holding Corp
filed 2023-09-06
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: March 31, 2021

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

As of September 6, 2023, there were 130,001,300 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheets

	(unaudited) March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$8,789	$252
Inventory	10,128	10,128
Total Current Assets	18,917	10,380

TOTAL ASSETS	$18,917	$10,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$619,035	$609,505
Accounts payable and accrued expenses related party	253,071	222,738
Accrued expenses	111,482	106,982
Convertible note payable (net of debt discount)	499,000	497,951
Total Current Liabilities	1,482,588	1,437,176

Longterm Liabilities
PPP Loan	201,352	201,352
Total longterm liabilities	201,352	201,352
Total Liabilities	1,683,940	1,638,528

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 91,956,300 and 84,738,300 issued and outstanding as of March 31, 2021 and December 31, 2020	9,195	8,472
Shares to be issued	13,803	13,803
Additional paid-in capital	2,429,759	2,069,582
Accumulated deficit	(4,118,780)	(3,721,005)
Total Stockholders' Equity (Deficit)	(1,665,023)	(1,628,148)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,917	$10,380

 The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Operations
for the three months ended March 31, (unaudited)

	2021	2020

REVENUES	$1,599	$15,283
COST OF GOODS SOLD	5,848	92,023
GROSS PROFIT	(4,249)	(76,740)

OPERATING EXPENSES
Legal and accounting	101,903	12,627
Advertising	178,206	121,896
Consulting	51,830	93,806
General and administrative	38,277	61,452
Total Operating Expenses	370,216	289,781

OPERATING LOSS	(374,465)	(366,521)

OTHER INCOME (EXPENSE)
Interest expense	(23,310)	(29,180)

Total Other Income (Expense)	(23,310)	(29,180)

NET LOSS	$(397,775)	$(395,701)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	90,038,767	65,180,344

 The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the three months ended March 31, 2020
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

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the three months ended March 31, 2021
(unaudited)

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2020	84,738,300	$8,472	10,000,000	$1,000	$13,803	$2,069,582	$(3,721,005)	$(1,628,148)

Shares issued for Services	3,042,000	305	-	-	-	151,795	-	152,100
Shares issued for subscriptions	4,176,000	418	-	-	-	208,382	-	208,800
Net loss	-	-	-	-	-	-	(397,775)	(397,775)
Balance March 31, 2021	91,956,300	$9,195	10,000,000	$1,000	$13,803	$2,429,759	$(4,118,780)	$(1,665,023)

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
for the three months ended March 31,
(unaudited)
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(397,775)	$(395,701)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,049	15,171
Shares issued for services	152,100	5,000
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	-	(192)
(Increase) / decrease in Inventory	-	(48,205)
(Increase) / decrease in prepaid expenses	-	2,638
Increase in accounts payable - Related party	30,333	46,276
Increase in accounts payable and accrued expenses	14,030	143,326
Net Cash Used in Operating Activities	(200,263)	(231,687)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	881
Proceeds from notes payable related party	-	-
Proceeds from notes payable	-	150,000
Proceeds from Sale of stock	208,800	64,000
Net Cash Provided by Financing Activities	208,800	214,881

Increase (Decrease) in Cash	8,537	(16,806)

CASH AT BEGINNING OF PERIOD	252	16,884

CASH AT END OF PERIOD	$8,789	$78

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

Supplemental Non-Cash Information:
Shares issued for commitment fees	$-	$20,000
Shares issued for financing fees	$-	$-
shares issued for note payable conversion	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the three months ended March 31, 2021(unaudited)

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

BYLT Performance, LLC is a wholly owned subsidiary of Elite Beverage International Corp. and currently holds all if the trademarks and intellectual property for the company.

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

Note 2 - Organization and Significant Accounting Policies

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2021 the company had an accumulated deficit of ($4,118,780). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of March 31, 2021.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2021, and December 31, 2020 we had no reserve for potentially obsolete inventory. As of March 31, 2021, and December 31, 2020 we had $10,128 and $10,128 in inventory.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of March 31, 2021, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of March 31, 2021, the company had $499,000 in convertible notes that may be converted into 6,830,000 shares of common stock. We also had 276,060 shares to be issued as of March 31, 2021.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. We had $0 research and development R&D expense during the three months ended March 31, 2021.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the three months ended March 31, 2021 and for the three months ended March 31, 2020 we had $1,599 and $15,283 respectively in revenue from the sale of our products.

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

As of March 31, 2021, we had a net operating loss carry-forward of approximately $(4,188,780) and a deferred tax asset of $864,944 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(864,944).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2021 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Deferred tax assets:
Deferred tax assets:	$864,944	$781,411
Valuation allowance	(864,944)	(781,411)
Net deferred tax asset	$-	$-

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during the three months ended March 31, 2021.

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

For the three months ended March 31, 2021, and 2020, we had $9,000 and $9,000 respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2020, and March 31, 2021, we had an outstanding balance due of $65,922 and $74,922 respectively, which is included in accounts payable related party.

For the three months ended March 31, 2021, and 2020, we had $0 and $0 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2020, and March 31, 2021, we had an outstanding balance due of $4,500 and $4,500 respectively, which is included in accounts payable related party.

As of March 31, 2021, we had outstanding balances due to Joey Firestone of $37,816 for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $115,000 for consulting services, and $20,833 for salary which is included in accounts payable related party.

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

Shares Registered in the S-1 Registration Statement

As of March 31, 2021, the company has raised $1,250,000 (25,000,000 shares issued and 0 of shares to be issued) through a registered offering for $1,250,000 which was registered with the SEC through an S1 registration statement which went effective on April 23, 2019.

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

In the three months ended March 31, 2021 we issued 4,176,000 common subscription shares to accredited investors for subscription agreements in the amount of $208,800.

In the three months ended March 31, 2021 we issued 3,042,000 shares for services in the amount of $152,100.

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

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $ $7,500, we amortized $0 during the three months ended March 31, 2021 and had an outstanding balance of $0 as of March 31, 2021. On May 14, 2019 we paid $5,000 of principal on this note and as of March 31, 2021 the outstanding balance was $152,500.

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

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000 and we also issued 500,000 commitment shares valued at $25,000 and recorded to both to debt discount. We amortized $0 expense during the three months ended March 31, 2021 and had an outstanding balance of $0 as of March 31, 2021. We had an outstanding balance due on the note of $189,000 as of March 31, 2021.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $7,500 and we also issued 500,000 commitment shares valued at $20,000 and recorded to both to debt discount. We amortized $1,049 expense during the three months ended March 31, 2021 and had an outstanding balance of $0 as of March 31, 2021. We had an outstanding balance due on the note of $157,500 as of March 31, 2021.

Total interest expense not including discount amortization on the above notes for the 3 months ended March 31, 2021 was $22,261.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2021 through the date these financial statements were issued and has reported the following events:

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

On October 29, 2021 the Company filed a Regulation D 504(B) to raise $1,000,000 at $0.10 per share.

As of March 31, 2021, to September 6, 2023, the Company has issued a total of 38,036,000 shares of common stock. Issuances were a combination of registered shares issued for subscription agreements related to the Company’s registered offering and restricted shares issued to consultants, endorsing athletes, and debt which includes the patent exclusivity and assignment mentioned above.

As of February 9, 2022 The SBA has paid off the balance of the PPP loan with the lendor. The company is waiting for formal confirmation from the SBA on the status of the loan balance.

In October of 2022, the Company issued 600,000 shares of common stock to “I Know a Dude, Inc.” owned by Laya Clark for outstanding debt of $60,000.

In April of 2023, the Company issued 400,000 shares of common stock to Erica Stump for outstanding debt of $40,000.

As of September 6, 2023, there were 130,001,300 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2021, we had an accumulated deficit totaling ($4,118,780). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the Three Months Ended March 31, 2021 Compared To The Three Months Ending March 31, 2020.

Operating Revenues

The Company’s revenues were $1,599 for the three months ended March 31, 2021, compared to $15,283 for the three months ending March 31, 2020.

Gross Profit

For the three months ended March 31, 2021, the Company’s gross profit was ($4,249) compared to ($76,740) for the three months ending March 31, 2020.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended March 31, 2021, general and administrative expenses were $38,277 compared to $61,452 for the three months ending March 31, 2020.

Advertising Expense

For the three months ended March 31, 2021, advertising expenses were $178,206 compared to $121,896 for the three months ending March 31, 2020.

Legal and Accounting Expense

For the three months ended March 31, 2021, Legal and Accounting expenses were $101,903 compared to $12,627 for the three months ending March 31, 2020.

Consulting expense

For the three months ended March 31, 2021, Consulting expenses were $51,830 compared to $93,806 for the three months ending March 31, 2020.

Interest Expense

For the three months ended March 31, 2021, Interest expenses were ($23,310) compared to ($29,180) for the three months ending March 31, 2020.

Net Loss

Our net loss for the three months ended March 31, 2021, was ($397,775) compared to ($395,701) for the three months ending March 31, 2020.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2021, the Company had total current assets of $18,917 compared to $10,380 at December 31, 2020.

At March 31, 2021, the Company had total current liabilities of $1,482,588 compared to $1,437,176 at December 31, 2020.

We had working capital deficit of $1,463,671 as of March 31, 2021, compared to $1,426,796 as of December 31, 2020.

Cashflow from Operating Activities

During the three months ended March 31, 2021, cash provided by (used in) operating activities was ($200,263) compared to ($231,687) for the three months ending March 31, 2020

Cashflow from Investing Activities

During the three months ended March 31, 2021, cash used in investing activities was $0 compared to $0 for the three months ending March 31, 2020.

Cashflow from Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $208,800 compared to $214,881 for the three months ending March 31, 2020.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our financial statements for the periods ended March 31, 2021, have been prepared on a going concern basis and Note 6 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 7, 2019 we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 10% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144.

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

___________________

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: September 6, 2023	By:	/s/ Joey Firestone
Joey Firestone
(Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)