Form 10-Q
period 2021-06-30
Elite Performance Holding Corp
filed 2023-09-06
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheet

	(unaudited) June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$13	$252
Inventory	10,128	10,128
Total Current Assets	10,141	10,380

TOTAL ASSETS	$10,141	$10,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$2,825	$-
Accounts payable	675,699	609,505
Accounts payable and accrued expenses related party	290,321	222,738
Accrued expenses	133,906	106,982
Note payable	14,000	-
Convertible note payable (net of debt discount)	499,000	497,951
Total Current Liabilities	1,615,751	1,437,176

Longterm liabilities
PPP loan	201,352	201,352
Total longterm liabilities	201,352	201,352
Total liabilities	1,817,103	1,638,528

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 97,276,300 and 84,738,300 issued and outstanding as of June 30, 2021 and December 31, 2020	9,727	8,472
Shares to be issued	8,803	13,803
Additional paid-in capital	2,445,227	2,069,582
Accumulated deficit	(4,271,719)	(3,721,005)
Total Stockholders' Equity (Deficit)	(1,806,962)	(1,628,148)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,141	$10,380

The accompanying notes are an integral part of these consolidated interim financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Operations
for the three and six months ended June 30,
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

REVENUES	$-	$17,072	$1,599	$32,355
COST OF GOODS SOLD	-	47,612	5,848	139,635
GROSS PROFIT	-	(30,540)	(4,249)	(107,280)

OPERATING EXPENSES
Legal and accounting	14,130	13,810	116,033	26,437
Advertising	18,935	104,705	197,141	226,601
Consulting	34,500	165,741	86,330	259,547
General and administrative	62,949	63,612	101,226	125,064
Total Operating Expenses	130,514	347,868	500,730	637,649

OPERATING LOSS	(130,514)	(378,408)	(504,979)	(744,929)

OTHER INCOME (EXPENSE)
Interest expense	(22,425)	(29,913)	(45,735)	(59,093)

Total Other Income (Expense)	(22,425)	(29,913)	(45,735)	(59,093)

NET LOSS	$(152,939)	$(408,321)	$(550,714)	$(804,022)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	95,583,113	65,434,740	92,826,256	65,310,289

 The accompanying notes are an integral part of these consolidated interim financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the six months ended June 30, 2020
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

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the six months ended June 30, 2021
(unaudited)

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2020	84,738,300	8,472	10,000,000	1,000	13,803	2,069,582	(3,721,005)	(1,628,148)

Shares issued for Services	3,042,000	305	-	-	-	151,795	-	152,100
Shares issued for subscriptions	4,176,000	418	-	-	-	208,382	-	208,800
Net loss	-	-	-	-	-	-	(397,775)	(397,775)
Balance March 31, 2021	91,956,300	9,195	10,000,000	1,000	13,803	2,429,759	(4,118,780)	(1,665,023)

Shares issued for Services from to be issued	200,000	20	-	-	(10,000)	9,980	-	-
Shares issued for Services	120,000	12	-	-	-	5,988	-	6,000
Shares issued for licensing agreement	5,000,000	500		-	-	(500)	-	-
Shares to be issued for settlement of accounts payable	-	-	-	-	5,000	-	-	5,000
Net loss	-	-	-	-	-	-	(152,939)	(152,939)
Balance June 30, 2021	97,276,300	9,727	10,000,000	1,000	8,803	2,445,227	(4,271,719)	(1,806,962)

The accompanying notes are an integral part of these consolidated interim financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
for the six months ended June 30,
(unaudited)
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(550,714)	$(804,022)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,049	30,489
Shares issued for services	158,100	7,500
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	-	(192)
(Increase) / decrease in Inventory	-	(27,385)
(Increase) / decrease in prepaid expenses	-	2,638
Increase in accounts payable - Related party	63,083	98,896
Increase in accounts payable	105,443	235,733
Net Cash Used in Operating Activities	(223,039)	(456,343)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	-	201,352
Proceeds from notes payable	14,000	150,000
Proceeds from Sale of stock	208,800	89,000
Net Cash Provided by Financing Activities	222,800	440,352

Increase (Decrease) in Cash	(239)	(15,991)

CASH AT BEGINNING OF PERIOD	252	16,884

CASH AT END OF PERIOD	$13	$893

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

Supplemental Non-Cash Information:
Shares issued for commitment fees	$-	$20,000
Shares issued tor stock payable	$10,000	-
Sharesto be issued for accounts payable forgiveness	$5,000	$-

The accompanying notes are an integral part of these consolidated interim financial statements.

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the six months ended June 30, 2021 (unaudited)

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

Note 2 - Organization and Significant Accounting Policies

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2021, the company had an accumulated deficit of ($4,271,719). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of June 30, 2021 and December 31, 2020.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2021, and December 31, 2020, we had no reserve for potentially obsolete inventory. As of June 30, 2021 and December 31, 2020 we had $10,128 and $10,128 in inventory, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of June 30, 2021, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of June 30, 2021, the company had $499,000 in convertible notes that may be converted into 6,830,000 shares of common stock. We also had 176,060 shares to be issued as of June 30, 2021.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. We had $0 research and development R&D expense during the three and six months ended June 30, 2021.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the six months ended June 30, 2021 and June 30, 2020 we had $1,599 and $32,355 and respectively in revenue from the sale of our products.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the period January 01, 2021 through June 30, 2021 using a Federal Tax Rate of 21%.

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

As of June 30, 2021, we had a net operating loss carry-forward of approximately $(4,271,719) and a deferred tax asset of $897,061 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(897,061). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2021 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Deferred tax assets:
Deferred tax assets:	$897,061	$511,161
Valuation allowance	(897,061)	(511,161)
Net deferred tax asset	$-	$-

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during the three and six months ended in June 30, 2021 and June 30, 2020 respectively.

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

For the six months ended June 30, 2021, and 2020, we had $9,000 and $9,000 respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2020, and June 30, 2021, we had an outstanding balance due of $65,922 and $80,922 respectively, which is included in accounts payable related party.

For the six months ended June 30, 2021, and 2020, we had $0 and $0 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2020, and June 30, 2021, we had an outstanding balance due of $4,500 and $4,500 respectively, which is included in accounts payable related party.

As of June 30, 2021, we had outstanding balances due to Joey Firestone of $37,816 for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $115,000 for consulting services, and $52,083 for salary which is included in accounts payable related party.

On January 1, 2021, the Company entered into a royalty free trademark licensing agreement between Elite Beverage International Corp. and its subsidiary BYLT Performance LLC in consideration for 5,000,000 (valued at par $0.0001 per share) shares in the amount of $500 which were issued April 29, 2021.

One February 1, 2021 the Company renewed the employment agreement with Joey Firestone with milestone performance bonuses in shares of restricted 144 stock. No stock was earned or issued in this period.

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

Shares Registered in the S-1 Registration Statement

As of June 30, 2021, the company has raised $1,250,200 (25,000,000 shares issued and 0 of shares to be issued) through a registered offering for $1,250,000 which was registered with the SEC through an S1 registration statement which went effective on April 23, 2019.

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

As of December 31, 2020, we had had shares to be issued in the amount of $13,803 for a total of 276,060 shares. As of June 30, 2021, we had 176,060 shares to be issued in the amount of $8,803.

On January 1, 2021, the Company entered into a royalty free trademark licensing agreement between Elite Beverage International Corp. and its subsidiary BYLT Performance LLC in consideration for 5,000,000 (valued par at $.0001 per share) shares in the amount of $5,00 which were issued April 29, 2021.

In the six months ended June 30, 2021 we issued 4,176,000 common subscription shares to accredited investors for subscription agreements in the amount of $208,800.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 8 – NOTES AND CONVERTIBLE NOTES PAYABLE

On December 12, 2018, the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. This note had $25,500 in original discount and $20,000 in discount for the 400,000 shares issued. The original debt discount was $45,500; we amortized $40,250 for the year ended December 31, 2020 and we had a remaining debt discount of $0 as of June 30, 2021.

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144. These shares were valued at $20,000 recorded to debt discount. This note also included an original discount fee of $ $7,500 recorded to debt discount, we amortized $798 recorded to interest expense during the year ended December 31, 2020 and $0 for the six month ended June 30, 2021 and the balance as of June 30, 2021 was $0. On May 14, 2019 we paid $5,000 of principal on this note and as of June 30, 2021 the outstanding balance was $152,500.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000 recorded to debt discount, We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. we amortized $31,672 recorded to interest expense during the year ended December 31, 2020 and $0 for the six month ended June 30, 2021, with a balance of $0 as of June 30, 2021. The outstanding balance on the note was $189,000 as of June 30, 2021.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 and recorded to debt discount. This note also included an original discount fee of $7,500recorded to debt discount, we amortized $26,452 recorded to interest expense during the year ended December 31, 2020 and $1,049 for the six month ended June 30, 2021. with a balance of $0 as of June 30, 2021. The outstanding balance on the note was $157,500 as of June 30, 2021.

During the six months ended June, 30, 2021 the Company received $14,000 proceeds from a non-convertible, non-interest bearing note from a related party. The proceeds were repaid in July 2021.

Total interest expense on the above notes for the 6 months ended June 30, 2021 and 2020 was $45,735 and $59,093

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2021 through the date these financial statements were issued and has reported the following events:

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

On October 29, 2021 the Company filed a Regulation D 504(B) to raise $1,000,000 at $0.10 per share.

As of June 30, 2021, to September 6, 2023, the Company has issued a total of 32,725,000 shares of common stock. Issuances were a combination of registered shares issued for subscription agreements related to the Company’s registered offering and restricted shares issued to consultants, endorsing athletes, and debt which includes the patent exclusivity and assignment mentioned above.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2021, we had an accumulated deficit totaling ($4,271,719). This raises substantial doubts about our ability to continue as a going concern.

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

✓	Sports Drinks accounted for 70% of the entire Fortified/Functional beverage industry and is expected to continue its growth during the next five years to become a $10.5 B market by 2023.

✓

BYLT is also positioned in the Nutrition and Performance Drink Industry which generated a total revenue of $15.5 billion. Mintel estimates sales of the category to continue to grow reaching $20.3 billion by 2023.

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

Results for the Three and Six Months Ended June 30, 2021 Compared To The Three and Six Months Ending June 30, 2020.

Operating Revenues

The Company’s revenues were $0 for the three months ended June 30, 2021, compared to $17,072 for the three months ending June 30, 2020.

The Company’s revenues were $1,599 for the six months ended June 30, 2021, compared to $32,355 for the six months ending June 30, 2020.

Gross Profit

For the three months ended June 30, 2021, the Company’s gross profit was ($0) compared to (30,540) for the three months ending June 30, 2020.

For the six months ended June 30, 2021, the Company’s gross profit was ($4,249) compared to ($107,280) for the six months ending June 30, 2020.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended June 30, 2021, general and administrative expenses were $62,949 compared to $63,612 for the three months ending June 30, 2020.

For the six months ended June 30, 2021, general and administrative expenses were $101,226 compared to $125,064 for the six months ending June 30, 2020.

Advertising Expense

For the three months ended June 30, 2021, advertising expenses were $18,935 compared to $104,705 for the three months ending June 30, 2020.

For the six months ended June 30, 2021, advertising expenses were $197,141 Compared to $226,601 for the six months ending June 30, 2020.

Legal and Accounting Expense

For the three months ended June 30, 2021, legal and accounting expenses were $14,130 compared to $13,810 for the three months ending January 30, 2020.

For the six months ended June 30, 2021, legal and accounting expenses were $116,033 compared to $26,437 for the six months ending January 30, 2020.

Consulting expense

For the three six ended June 30, 2021, Consulting expenses were $34,500 compared to $165,741 for the three months ending June 30, 2020.

For the three six ended June 30, 2021, Consulting expenses were $86,330 compared to $259,547 for the six months ending June 30, 2020.

Interest Expense

For the three months ended June 30, 2021, Interest expenses were ($22,425) compared to ($29,913) for the six months ending June 30, 2020.

For the six months ended June 30, 2021, Interest expenses were ($45,735) compared to ($59,093) for the six months ending June 30, 2020.

Net Loss

Our net loss for the three months ended June 30, 2021, was ($152,939) compared to ($408,321) for the three months ending June 30, 2020.

Our net loss for the six months ended June 30, 2021, was ($550,714) compared to ($804,022) for the six months ending June 30, 2020.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2021, the Company had total current assets of $10,141 compared to $10,380 at December 31, 2020.

At June 30, 2021, the Company had total current liabilities of $1,615,751 compared to $1,437,176 at December 31, 2020.

We had working capital deficit of $1,414,737 as of June 30, 2021, compared to $928,567 as of December 31, 2020.

Cashflow from Operating Activities

During the six months ended June 30, 2021, cash provided by (used in) operating activities was ($223,039) compared to ($456,343) for the six months ending June 30, 2020

Cashflow from Investing Activities

During the six months ended June 30, 2021, cash used in investing activities was $0 compared to $0 for the six months ending June 30, 2021.

Cashflow from Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $222,800 compared to $440,352 for the six months ending June 30, 2020.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the periods ended June 30, 2021, have been prepared on a going concern basis and Note 6 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: September 6, 2022	By:	/s/ Joey Firestone
Joey Firestone
(Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)

