Form 10-K
period 2021-12-31
Elite Performance Holding Corp
filed 2023-09-07
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of September 7, 2023, the registrant had 130,001,300 shares of common stock, par value $0.0001 per share, outstanding.

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

On August 01, 2020, the Company entered into an Exclusivity Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for exclusive rights on a patent pending SmartCarb® technology (US Patent Application No. 16/785,498.) This Agreement gives the Company first right of refusal to purchase the technology upon issuance of its patent for 200,000 shares in the Company

On September 29, 2021, the Company entered into an Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for the transfer and assignment of the SmartCarb® technology (US Patent No. 11,103,522 issued August 31, 2021.) This Agreement gives the Company the intellectual property and patent ownership for 400,000 shares valued at $20,000 that were issued October 1, 2021.

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

✓	Sports Drinks accounted for 70% of the entire Fortified/Functional beverage industry and is expected to continue its growth during the next four years to become a $10.5 Billion market by 2024.

✓

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

Figure 2: Map of BYLT Roll Out Strategy

Customers

As of December 31, 2021, accounts receivable, net amounted to only $0 and 0 customers represented 0% of this balance.

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

Research and Development

There were $0 in expenses incurred for research and development in 2021.

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

The Company has suffered recurring losses. As of December 31, 2021, the Company had limited cash on hand and $638,489 in convertible debt and loans payable owed at December 31, 2021.  At December 31, 2021, the Company also had a stockholders’ deficit of $1,988,728. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2021, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

b) Holders

As of December 31, 2021, the Company had approximately 112 shareholders of record of its issued and outstanding common stock, and all of our common stock is currently restricted, whether held in certificate form or in book entry.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

In February of 2021, The Company entered into an employee agreement with the CEO Joey Firestone and shall pay a performance bonus of 5,000,000 (5 million) restricted shares of Elite Performance Holding Corp. common stock for reaching each milestone of the following goals below. Once vested, shares shall carry unlimited piggy-back registration rights and shall be subject to all rules and guidelines set forth under SEC Rule 144.

a.) reach 5 million dollars in gross annual revenue

b.) reach 15 million dollars in gross annual revenue

c.) reach 30 million dollars in gross annual revenue

d.) reach 50 million dollars in gross annual revenue

e.) reach 75 million dollars in grows annual revenue

f.) reach 100 million dollars in gross annual revenue

Recent Sales of Unregistered Securities

During the period from January 1, 2021 through December 31, 2021, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

As of December 31, 2021 to September 6, 2022, the Company has issued a total of 30,030,000 shares of common stock. Issuances were a combination of Reg D shares and restricted shares issued to consultants, endorsing athletes and debt conversion.

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

In 2020 we issued 10,000 common shares for services valued at $500 to a consultant

As of December 31, 2020, we had 276,060 shares to be issued in the amount of $13,803 from licensing fees and services rendered

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

As of December 31, 2021 we had 98,971,300 common shares outstanding.

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

On February 2, 2018 Elite Performance Holding Corp., owned and controlled by Firestone and McKenzie, acquired Elite Beverage through a 1:1 preferred share exchange as follows. 10,000,000 Series A preferred shares of Elite Performance Holding Corp. in exchage for 10,000,000 Series A preferred shares of Elite Beverage International Inc.

Rule 10B-18 Transactions

During the year ended December 31, 2021, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations - For the Year Ended December 31, 2021 Compared the Year Ended December 31, 2020

Sales

Net sales for year ended December 31, 2021 were $6,938 compared to $26,154 for the year ended December 31, 2020. This decrease is mostly attributed to the covid restrictions and lockdowns.

Gross Profit

Gross profit for the year ended December 31, 2021 was $(61,100) compared to $(280,978) for the year ended December 31, 2020. This decrease in gross profit is primarily due to supply chain issues to secure goods for production.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $797,665 for the year ended December 31, 2021 as compared to $873,924 for the year ended December 31, 2020. This decrease is attributed to cutting staff.

Loss from Operations

As a result of the above, the Company had a loss from operations in the amount of $858,765 for the year ended December 31, 2021 as compared to $1,154,902 for the year ended December 31, 2020.

Net Loss

As a result of the above, the Company had a net loss of $868,927 for the year ended December 31, 2021 as compared to $1,286,907 for the year ended December 31, 2020.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2021, compared to December 31, 2020.

	December 31, 2021	December 31, 2020
Current Assets	$10,220	$10,380

Current Liabilities	$1,903,463	$1,437,176

Working Capital	$(1,893,243)	$(1,426,796)

Our working capital deficit was $(1,893,243) at December 31, 2021 as compared to a working capital deficit of ($1,426,796) at December 31, 2020. This increase is primarily attributed to higher accounts payable and accrued liabilities, convertible debt and advances from related parties.

During the year ended December 31, 2020, the Company had a net decrease in cash of $1,549. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2021, the Company used $(343,251) in cash from operating activities as compared to $(456,984) in cash for the year ended December 31, 2020. This decrease was mainly attributed to in increase the net loss.

Cash used in investing activities. For the year ended December 31, 2021, the Company used $0 in investing activities as compared to cash from investing activities of $0 for the year ended December 31, 2020.

Cash provided financing activities. For the year ended December 31, 2021 the Company provided $344,800 in financing activities as compared to $440,352 in cash for financing activities for the year ended December 31, 2020. This decrease is primarily the result of an decrease in proceeds from convertible debt, loans payable partially and a decrease in proceeds from the sale of stock.

Our indebtedness is comprised of various convertible debt and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our beverage line, in advance of receipt of the payment from our retail distributors.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of December 31, 2021, the Company had outstanding convertible debt in the amount of $543,004. See note 9 in the notes to the financial statements for the terms and conversion features.

Loans Payable

The Company has loans payable related party of $0 and related accrued interest of $0, at December 31, 2021.

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

The Company has suffered recurring losses, and at December 31, 2021, the Company had a stockholders’ deficit of $1,966,719. As of December 31, 2021, the Company had $1,801 cash on hand and $543,004 in convertible debt and loans payable. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the Year ended December 31, 2021 and for the year ended December 31, 2020 we had $0 and $0 respectively in R&D expense.

Expected Purchase or Sale of Plant and Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Critical Accounting Policies

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2021, the company had an accumulated deficit of ($4,589,932). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the year ended December 31, 2021 and for the year ended December 31, 2020 we had $6,938 and $26,154 respectively in revenue from the sale of our products.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception. On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the period January 30, 2018 (inception) through December 31, 2021 using a Federal Tax Rate of 21%.

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

As of December 31, 2021, we had a net operating loss carry-forward of approximately $(4,589,932) and a deferred tax asset of $963,886 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(963,886).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2021 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the year ended December 31, 2020, an impairment loss of $10,000 was recognized on a licensing agreement and recorded to other income (expense). For the year ended December 31, 2021, an impairment loss of $20,000 was recognized on a Patent acquisition and recorded to other income (expense). There were no other such losses recognized for the year ended December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Elite Performance Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Performance Holding Corp. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of  the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of  the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC (2738)

We have served as the Company’s auditor since 2018

Houston, TX

May 26, 2022, except for Note 13 as to which the date is September 7, 2023

Elite Performance Holding Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$1,801	$252
Inventory	8,419	10,128
Total Current Assets	10,220	10,380

Patents	-	-
TOTAL ASSETS	$10,220	$10,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	787,152	609,505
Accounts payable and accrued expenses related party	373,849	222,738
Accrued expenses	199,458	106,982
Convertible note payable (net of debt discount)	543,004	497,951
Total Current Liabilities	1,903,463	1,437,176

Longterm Liabilities
PPP Loan	95,485	201,352
Total longterm liabilities	95,485	201,352
Total Liabilities	1,998,948	1,638,528

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020 respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 98,971,300 and 84,738,300 issued and outstanding as of December 31, 2021 and December 31, 2020	9,896	8,472
Shares to be issued	5,000	13,803
Additional paid-in capital	2,585,308	2,069,582
Accumulated deficit	(4,589,932)	(3,721,005)
Total Stockholders' Equity (Deficit)	(1,988,728)	(1,628,148)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,220	$10,380

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Operations
for the years ended December 31,

	2021	2020

REVENUES	$6,938	$26,154
COST OF GOODS SOLD	68,038	307,132
GROSS PROFIT	(61,100)	(280,978)

OPERATING EXPENSES
Legal and accounting	125,671	63,228
Advertising	57,124	258,292
Consulting	321,965	339,508
General and administrative	292,905	212,896
Total Operating Expenses	797,665	873,924

OPERATING LOSS	(858,765)	(1,154,902)

OTHER INCOME (EXPENSE)
Gain on forgiveness of PPP loan	105,867	-
Loss on impairment of assets	(20,000)	(10,000)
Interest expense	(96,029)	(122,005)

Total Other Income (Expense)	(10,162)	(132,005)

NET LOSS	$(868,927)	$(1,286,907)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	95,357,059	67,891,464

 The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
for the years ended December 31, 2021 and 2020

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2019	64,924,300	$6,492	10,000,000	$1,000	$856,722	$641,317	$(2,434,098)	$(928,567)

Subscription shares issued for cash	19,254,000	1,924	-	-	(962,700)	960,776	-	$(0)
Shares issued for finance fees	400,000	40	-	-	-	19,960	-	20,000
Shares to be issued for services	-	-	-	-	30,781	-	-	30,781
Subscriptions received	-	-	-	-	89,000	-	-	89,000
Shares issued for services	160,000	16	-	-	-	7,984	-	8,000
Related party debt forgiveness	-	-	-	-	-	439,545	-	439,545
Net loss	-	-	-	-	-	-	(1,286,907)	(1,286,907)
Balance December 31, 2020	84,738,300	$8,472	10,000,000	$1,000	$13,803	$2,069,582	$(3,721,005)	$(1,628,148)

Shares issued for subscriptions	4,176,000	418	-	-	-	208,382	-	208,800
Shares issued for services	3,287,000	329	-	-	(3,803)	164,021	-	160,547
Shares issued for license from to be issued	200,000	20	-	-	(10,000)	9,980	-	-
Shares issued for patents	400,000	40	-	-	-	19,960		20,000
Shares issued for licensing agreement	5,000,000	500	-	-	-	(500)		-
Shares issued for commitment fee	60,000	6	-	-	-	2,994		3,000
Reg D subscriptions	1,110,000	111	-	-	-	110,889		111,000
Shares to be issued for liability settlement					5,000			5,000
							-	-
Net loss	-	-	-	-	-	-	(868,927)	(868,927)
Balance December 31, 2021	98,971,300	$9,896	10,000,000	$1,000	$5,000	$2,585,308	$(4,589,932)	$(1,988,728)

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
for the years ended December 31,

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(868,927)	$(1,286,907)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	3,053	58,921
Shares issued for services	160,547	28,781
Gain on forgiveness of PPP Loan	(105,867)	-
Impairment of licensing agreement	20,000	10,000
Changes in operating assets and liabilities
(Increase) / decrease in Inventory	1,709	142,202
(Increase) / decrease in prepaid expenses	-	2,638
Increase in accounts payable - Related party	151,111	145,781
Increase in accounts payable and accrued expenses	295,123	441,600
Net Cash Used in Operating Activities	(343,251)	(456,984)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	-	201,352
Proceed from convertible debt	25,000	-
Proceeds from notes payable	24,000	150,000
Repayments of notes payable	(24,000)	-
Proceeds from Sale of stock	319,800	89,000
Net Cash Provided by Financing Activities	344,800	440,352

Increase (Decrease) in Cash	1,549	(16,632)

	252	16,884

CASH AT END OF PERIOD	$1,801	$252

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

Supplemental Non-Cash Information:
Shares issued for commitment fees	$3,000	$20,000
Shares to be issued for accounts payable forgiveness	$5,000	$-
Shares issued for stock payable	$13,803	$962,770
Shares issued for patents	20,000
Convertible note issued for accounts payable	$20,000	$-
Forgiveness of RPT debt, interest, and AP	$-	$439,545
shares issued for licensing comtract	$500	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the year ended December 31, 2021

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

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Licenses are capitalized at their acquisition cost if that cost exceeds the relevant threshold. As of December 31, 2021, the company had an accumulated deficit of ($4,589,932). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of December 31, 2021, and $0 as of December 31, 2020 respectively.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences change in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account or expensed to cost of goods sold. As of December 31, 2021, and December 31, 2020, we had no reserve for potentially obsolete inventory. We had $8,419 and $10,128 in inventory as of December 31, 2021, and December 31, 2020.

Prepaid Expenses

We had $0 and $0 in prepaid inventory and insurance as of December 31, 2021, and December 31, 2020 respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of December 31, 2021, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of December 31, 2021, the company had $545,250 in convertible notes plus accrued interest of $158,914 that may be converted into 14,083,283 shares of common stock. We also had 100,000 shares valued at $.05, to be issued as of December 31, 2021.

Fair Value of Financial Instruments

The carrying number of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the Year ended December 31, 2021, and for the year ended December 31, 2020 we had $0 and $0 respectively in R&D expense.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The company’s performance obligation is to deliver the product(s) per the contract and the obligation is met upon receipt of the product by the purchaser. Prices are predetermined plus applicable taxes and shipping costs. The company’s main source of revenue comes from online sales with the primary stream coming from the company website and Amazon. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the year ended December 31, 2021 and for the year ended December 31, 2020 we had $6,938 and $26,154 respectively in revenue from the sale of our products.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the for the year ended December 31, 2021, using a Federal Tax Rate of 21%.

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

As of December 31, 2021, we had a net operating loss carry-forward of approximately $(4,589,932) and a deferred tax asset of $963,886 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(963,886).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Deferred tax assets:	$963,886	$781,411
Valuation allowance	(963,886)	(781,411)
Net deferred tax asset	$-	$-

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the year ended December 31, 2020, an impairment loss of $10,000 was recognized on a licensing agreement and recorded to other income (expense). For the year ended December 31, 2021, an impairment loss of $20,000 was recognized on a Patent acquisition and recorded to other income (expense). There were no other such losses recognized during the Years ended December 31, 2021 and December 31, 2020.

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

On September 4, 2020, the Company reduced their debt by $439,545 with the retirement of two 6% interest bearing notes for $159,752 and $50,185 collectively and accrued interest of $30,693. These two notes held by the Company’s former CEO, COO and Board Director Jon McKenzie were forgiven after his departure. The company reduced its debt by $198,915 from accounts payable that were forgiven after Jon McKenzie’s departure. There was no subsequent terms or conditions set forth for the debt forgiveness. The total amount forgiven was $439,545 and charged to additional paid in capital

For the year ended December 31, 2021, and 2020, we had $36,000 and $36,000 respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2021, and 2020, we had an outstanding balance due of $101,922 and $65,922 respectively, which is included in accounts payable related party.

For the year ended December 31, 2019 we had $4,500 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2021, and 2020, we had an outstanding balance due of $4,500 and $4,500 respectively, which is included in accounts payable related party.

As of December 31, 2021, we had outstanding balances due to Joey Firestone of $37,431 for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $115,000 for consulting services, $114,583 for salary and advances of $413, which is included in accounts payable related party.

On June 14, 2019, Laya Clark (a member of our board of directors) entered into an advisor service agreement for one year for 1,000,000 shares of restricted 144 stock that was issued on October 3, 2019.

On January 1, 2021, the Company entered into a royalty free trademark licensing agreement between Elite Beverage International Corp. and its subsidiary BYLT Performance LLC in consideration for 5,000,000 (valued at par $.0001 per share) shares to be issued in the amount of $500 which were issued April 29, 2021.

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

Shares Registered in the S-1 Registration Statement

As of December 31, 2021, the company has raised $1,250,200 (25,000,000 shares issued and 0 of shares to be issued) through a registered offering for $1,250,000 which was registered with the SEC through an S1 registration statement which went effective on April 23, 2019.

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

In 2020 we issued 10,000 common shares for services valued at $500 to a consultant

As of December 31, 2020, we had 276,060 shares to be issued in the amount of $13,803 from licensing fees and services rendered

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

In November of 2021 we issued 1,110,000 shares of our common stock for our Reg D offering valued at $111,000 at a per share price of $.10.

As of December 31, 2021, we had 98,971,300 common shares outstanding.

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

During the year of 2021, the Company received $24,000 proceeds from a non-convertible, non-interest bearing loan from a non-related party that was repaid in full on November, 5 2021.

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000   shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $ $7,500, we amortized $27,378 during the year ended December 31, 2019 and $301 for the year ended December 31, 2020 and $0 for the year ended December 31, 2021 had an outstanding balance of $0 as of December 31, 2021. On May 14, 2019 we paid $5,000 of principal on this note and as of December 31, 2021 the outstanding balance was $152,500.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000, we amortized $616 during the year ended December 31, 2019 and $8,384 during the year ended December 31, 2020 and $0 during the year ended December 31, 2021. As of December 31, 2021 the balance on this debt discount was $0. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. As of December 31, 2021 the balance on this debt discount was $0. The outstanding balance on this note as of December 31, 2021, was $189,000.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount.We amortized $26,452 and $1,048 during the years ended December 31, 2020 and 2021 respectively and the convertible note had an outstanding balance of $157,500 as of December 31, 2021.

On July 21, 2021 we issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, we agreed to issued 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount. We amortized $1,458 of the debt discount for the year ended December 31, 2021, leaving a balance of $1,542. This note also included an original discount fee of $1,250 recorded to debt discount, we amortized $547 recorded to interest expense during the year ended December 31, 2021 with a balance of $703. The outstanding balance on the note was $26,250 as of December 31, 2021.

On September 16, 2021 we issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of December 31, 2021.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

None

NOTE 11 - CONCENTRATIONS

 Concentration of Major Customers

As of December 31, 2021, the Company's trade accounts receivables $0 and no concentrations. For the year ended December 31, 2021, the Company received approximately 98% of its revenue from online sales.

As of December 31, 2020, the Company's trade accounts receivables were $0 and no concentrations. For the year ended December 31, 2020, the Company received approximately 41% of its revenue from one customer.

NOTE 12 - INVENTORY

As of December 31, 2020, the Company's inventory was $10,128, which consisted of $10,128 in raw material and $0 in finished goods.

As of December 31, 2021, the Company's inventory was $8,419, which consisted of $8,419 in raw material and $0 in finished goods.

NOTE 13 - SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

As of December 31, 2021 to September 7, 2023, the Company has issued a total of 30,030,000 shares of common stock. Issuances were a combination of Reg D shares and restricted shares issued to consultants, endorsing athletes and debt conversion.

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

There are no reportable events under this item for the year ended December 31, 2021.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2021, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2021. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name (age)	Position	Year First Elected a Director
Joey Firestone	Chief Executive Officer and Chairman	2018
Laya Clark	Director	2018

Background of Directors and Officers

Joey Firestone, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Joey Firestone has served as our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since May 2019. Previously, Mr. Firestone served as our Director and Secretary beginning on February of 2018. A graduate of University of Miami with a B.B.A, Mr. Firestone has over 14 years of experience in operating and growing successful businesses. He was the founder and CEO of the sports nutrition company Gifted Nutrition from 2014 to 2016, which grew into over 40 countries in less than 3 years. Founder and managing member of luxury concierge company 305 Degrees from 2007 to 2018, which was named to Inc. 500's fastest growing private companies and top 5 travel and hospitality companies on the Inc. 5000 list in 2013. His experience in operating companies, ingredient formulations, knowledge of international markets, and marketing of sport nutrition make him a great candidate for the Company.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2021, were timely.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, for services rendered during years ended 2020 and 2021, respectively.

Name and Principal Position	Fiscal Year	Salary ($)(1)(2)	Incentive ($)(3)	Option Awards ($)(4)	All Other Compensation $(5)	Total ($)
Joey Firestone	2021	$125,000	-	-	$	$125,000
CEO, CFO & Chairman	2020	$100,000	-	-	$	$100,000

(1)	The amounts shown in this column represent the dollar value of base salary earned by each named executive officer (“NEO”).
(2)	Our CEO continues to defer salary until such time as the Company has improved its financial position
(3)	No incentive compensation was made to our officer and director in 2020 and therefore no amounts are shown.
(4)	Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year.
(5)	Other compensation was made up of Mr. Firestone’s expense and health insurance expenses.

Incentive Stock and Award Plan

In February of 2021, The Company entered into an employee agreement with the CEO Joey Firestone and shall pay a performance bonus of 5,000,000 (5 million) restricted shares of Elite Performance Holding Corp. common stock for reaching each milestone of the following goals below. Once vested, shares shall carry unlimited piggy-back registration rights and shall be subject to all rules and guidelines set forth under SEC Rule 144.

a.) reach 5 million dollars in gross annual revenue

b.) reach 15 million dollars in gross annual revenue

c.) reach 30 million dollars in gross annual revenue

d.) reach 50 million dollars in gross annual revenue

e.) reach 75 million dollars in grows annual revenue

f.) reach 100 million dollars in gross annual revenue

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of December 31, 2021, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

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

(1) Unless otherwise indicated, the address of each beneficial owner listed above is c/o Elite Performance Holding Corp., 3301 NE 1st Ave Suite M704 Miami, FL 33137.

(2) Based on a total of 98,971,300 shares of common stock outstanding on December 31, 2021.

(3) Mr. Firestone also owns 5,000,000 shares of the Company’s Super Voting Series A Preferred Stock, which give him majority voting control of the Company.

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

On September 4, 2020, the Company reduced their debt by $439,545 with the retirement of two 6% interest bearing notes for $159,752 and $50,185 collectively and accrued interest of $30,693. These two notes held by the Company’s former CEO, COO and Board Director Jon McKenzie were forgiven after his departure. The company reduced its debt by $198,915 from accounts payable that were forgiven after Jon McKenzie’s departure. There was no subsequent terms or conditions set forth for the debt forgiveness. The total amount forgiven was $439,545 and charged to additional paid in capital

For the year ended December 31, 2021, and 2020, we had $36,000 and $36,000 respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2021, and 2020, we had an outstanding balance due of $101,922 and $65,922 respectively, which is included in accounts payable related party.

For the year ended December 31, 2019 we had $4,500 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2021, and 2020, we had an outstanding balance due of $4,500 and $4,500 respectively, which is included in accounts payable related party.

As of December 31, 2021, we had outstanding balances due to Joey Firestone of $37,431 for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $115,000 for consulting services, $114,583 for salary and advances of $413, which is included in accounts payable related party.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered our independent registered public accountants, M&K CPAS, PLLC for audits and reviews performed for the years ended December 31, 2021 and December 31, 2020. Fees for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Audit Fees	$10,000	12,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees
Tax Fees	-	-
All Other Fees	-	-

Total	$10,000	$12,000

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid in 2021 and 2020.

Item 15. Exhibits and Financial Statement Schedules.

a.) The following documents are filed as a part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Elite Beverage International Corp., as amended, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
3.2	Articles of Incorporation of Registrant, as amended, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
3.3	Bylaws of Registrant, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.1	Contribution and Assignment Agreement dated February 2, 2018, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.2	Ingredient Studies (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.3	GBS Growth Partners Documentation (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.4	Limited Exclusivity Agreement dated September 1, 2018 (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.6	Employment Agreement between the Registrant and Joey Firestone (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.7	Term Sheet dated January 9,2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.8	Convertible Note dated January 9, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.9	Board minutes dated January 3, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.10	SPA dated December 10, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.11	Convertible Note dated December 10, 2018 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.12	Board minutes dated December 9, 2018 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.13	Advisory Service Agreement (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: September 7, 2023	By:	/s/ Joey Firestone
Joey Firestone
CEO, CFO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Joey Firestone	Chief Executive Officer and Chairman	September 7, 2023
Joey Firestone

