Form 10-Q
period 2022-03-31
Elite Performance Holding Corp
filed 2023-09-08
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of September 8, 2023, there were 130,001,300 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$41,823	$1,801
Inventory	316,877	8,419
Prepaid expenses	9,250	-
Total Current Assets	367,950	10,220
TOTAL ASSETS	$367,950	$10,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$828,898	$787,152
Accounts payable and accrued expenses related party	409,749	373,849
Convertible note payable (net of debt discount)	544,067	543,004
Total Current Liabilities	2,004,216	1,903,463

Longterm Liabilities
PPP Loan	95,485	95,485
Total longterm liabilities	95,485	95,485
Total Liabilities	2,099,701	1,998,948

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 107,361,300 and 98,971,300 issued and outstanding as of March 31, 2022 and December 31, 2021	10,736	9,896
Shares to be issued	5,000	5,000
Additional paid-in capital	3,423,469	2,585,308
Accumulated deficit	(5,171,956)	(4,589,932)
Total Stockholders' Equity (Deficit)	(1,731,751)	(1,988,728)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$367,950	$10,220

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Operations
for the three months ended March 31,

	2022	2021

REVENUES	$285	$1,599
COST OF GOODS SOLD	6,443	5,848
GROSS PROFIT	(6,158)	(4,249)

OPERATING EXPENSES
Legal and accounting	31,046	101,903
Advertising	28,774	178,206
Consulting	416,600	51,830
General and administrative	74,341	38,277
Total Operating Expenses	550,761	370,216

OPERATING LOSS	(556,919)	(374,465)

OTHER INCOME (EXPENSE)
Interest expense	(25,105)	(23,310)

Total Other Income (Expense)	(25,105)	(23,310)

NET LOSS	$(582,024)	$(397,775)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	102,789,744	65,180,344

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

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the three months ended March 31, 2022
(unaudited)

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2021	98,971,300	$9,896	$10,000,000	$1,000	$5,000	$2,585,308	$(4,589,932)	$(1,988,728)

Reg D subscriptions	5,000,000	500	-	-	-	499,500		500,000
Shares issued for services	3,390,000	340			-	338,662		339,001

Net loss	-	-	-	-	-	-	(582,024)	(582,024)
Balance March 31, 2022	107,361,300	$10,736	10,000,000	$1,000	$5,000	$3,423,469	$(5,171,956)	$(1,731,751)

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
for the three months ended March 31,
(unaudited)
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(582,024)	$(397,775)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,063	1,049
Shares issued for services	339,001	152,100
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	-	-
(Increase) / decrease in Inventory	(308,458)	-
(Increase) / decrease in prepaid expenses	(9,250)	-
Increase in accounts payable - Related party	35,900	30,333
Increase in accounts payable and accrued expenses	63,790	14,030
Net Cash Used in Operating Activities	(459,978)	(200,263)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-
Proceed from convertible debt	-	-
Proceeds from notes payable	-	-
Repayments of notes payable	-	-
Proceeds from Sale of stock	500,000	208,800
Net Cash Provided by Financing Activities	500,000	208,800

Increase (Decrease) in Cash	40,022	8,537

CASH AT BEGINING OF PERIOD	1,801	252

CASH AT END OF PERIOD	$41,823	$8,789

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the three months ending March 31, 2022 (unaudited)

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

Note 2 - Organization and Significant Accounting Policies

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2022 the company had an accumulated deficit of ($5,171,956). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of March 31, 2022.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2022, and December 31, 2021 we had no reserve for potentially obsolete inventory. As of March 31, 2022, and December 31, 2021 we had $316,877 and $8,419 in inventory.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of March 31, 2022, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of March 31, 2022, the company had $545,250 in convertible notes that may be converted into 10,905,000 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. We had $0 research and development R&D expense during the three months ended March 31, 2022.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the three months ended March 31, 2022 and for the three months ended March 31, 2022 we had $285 and $1,599 respectively in revenue from the sale of our products.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the period January 01, 2021 through December 31, 2021 using a Federal Tax Rate of 21%.

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

As of March 31, 2022, we had a net operating loss carry-forward of approximately $(5,171,956) and a deferred tax asset of $1,086,111 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,086,111).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2022 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Deferred tax assets:
Deferred tax assets:	$1,086,111	$963,866
Valuation allowance	(1,086,111)	(963,866)
Net deferred tax asset	$-	$-

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the year ended December 31, 2020, an impairment loss of $10,000 was recognized on a licensing agreement and recorded to other income (expense). For the year ended December 31, 2021, an impairment loss of $20,000 was recognized on a Patent acquisition and recorded to other income (expense). There were no other such losses recognized for the year ended December 31, 2021.There were no such losses recognized during the three months ended March 31, 2022.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the three months ended March 31, 2022, and 2021, we had $9,000 and $9,000 respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of March 31, 2022, we had an outstanding balance due of $110,922, which is included in accounts payable related party.

 As of March 31, 2022, we had outstanding balances due to Joey Firestone of $37,430 for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $115,000 for consulting services, $145,833 for salary and advances of $564, which is included in accounts payable related party.

One February 1, 2021 the Company renewed the employment agreement with Joey Firestone with milestone performance bonuses in shares of restricted 144 stock.

On January 1, 2021, the Company entered into a royalty free trademark licensing agreement between Elite Beverage International Corp. and its subsidiary BYLT Performance LLC in consideration for 5,000,000 (valued at par $.0001 per share) shares to be issued in the amount of 500 which were issued April 29, 2021.

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

Shares Registered in the S-1 Registration Statement

As of March 31, 2022, the company has raised $1,250,000 (25,000,000 shares issued and 0 of shares to be issued) through a registered offering for $1,250,000 which was registered with the SEC through an S1 registration statement which went effective on April 23, 2019.

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

In the three months ended March 31, 2022 we issued 5,000,000 common subscription shares to accredited investors for subscription agreements in the amount of $500,000.

In the three months ended March 31, 2022 we issued 3,390,000 shares for services in the amount of $339,001 valued at $0.10 per share.

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

NOTE 7 – NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,868 was given on September 2, 2021. As of February 9, 2022, a notification was received that the SBA has paid off the balance of the PPP loan with the lender and once a formal confirmation is obtained amount will be removed.

NOTE 8 – Convertible NOTES PAYABLE

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000   shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $ $7,500, we amortized $27,378 during the year ended December 31, 2019 and $301 for the year ended December 31, 2020 and $0 for the year ended December 31, 2021 had an outstanding balance of $0 as of March 31, 2022. On May 14, 2019 we paid $5,000 of principal on this note and as of March 31, 2022 the outstanding balance was $152,500.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000, we amortized $616 during the year ended December 31, 2019 and $8,384 during the year ended December 31, 2020 and $0 during the year ended December 31, 2021. As of December 31, 2021 the balance on this debt discount was $0. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. As of March 31, 2022 the balance on this debt discount was $0. The outstanding balance on this note as of March 31, 2022, was $189,000.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount. We amortized $26,452 and $1,048 during the years ended December 31, 2020 and 2021 respectively and $753 or the three months ended March 31, 2022 and the convertible note had an outstanding balance of $157,500 as of March 31, 2022.

On July 21, 2021 we issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, we agreed to issued 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount. We amortized $1,458 of the debt discount for the year ended December 31, 2021 and $750 for the three months ended March 31, 2022 leaving a balance of $1,542. This note also included an original discount fee of $1,250 recorded to debt discount, we amortized $547 recorded to interest expense during the year ended December 31, 2021 with a balance of $703 and $310 for the three months ended March 31, 2022 with a balance of $792. The outstanding balance on the note was $26,250 as of March 31, 2022.

On September 16, 2021 we issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of March 31, 2022.

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

Total interest expense including discount amortization on the above notes for the 3 months ended March 31, 2022 was $25,105.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2022 through the date these financial statements were issued and has reported the following events:

As of March 31, 2022 to Sepetmber 8, 2023, the Company has issued a total of 22,640,000 shares of common stock. Issuances were a combination of Reg D shares and restricted shares issued to consultants, endorsing athletes and debt conversion.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2022, we had an accumulated deficit totaling ($5,171,956). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the Three Months Ended March 31, 2022 Compared To The Three Months Ending March 31, 2021.

Operating Revenues

The Company’s revenues were $285 for the three months ended March 31, 2022, compared to $1,599 for the three months ending March 31, 2021.

Gross Profit

For the three months ended March 31, 2022, the Company’s gross profit was ($6,158) compared to ($4,249) for the three months ending March 31, 2021.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended March 31, 2022, general and administrative expenses were $74,341 compared to $38,277 for the three months ending March 31, 2021.

Advertising Expense

For the three months ended March 31, 2022, advertising expenses were $28,774 compared to $178,206 for the three months ending March 31, 2021.

Legal and Accounting Expense

For the three months ended March 31, 2022, Legal and Accounting expenses were $31,046 compared to $101,903 for the three months ending March 31, 2021.

Consulting expense

For the three months ended March 31, 2022, Consulting expenses were $416,600 compared to $51,830 for the three months ending March 31, 2021.

Interest Expense

For the three months ended March 31, 2022, Interest expenses were ($25,105) compared to ($23,310) for the three months ending March 31, 2021.

Net Loss

Our net loss for the three months ended March 31, 2022, was ($582,024) compared to ($397,775) for the three months ending March 31, 2021.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2022, the Company had total current assets of $367,950 compared to $10,220 at December 31, 2021.

At March 31, 2022, the Company had total current liabilities of $2,004,216 compared to $1,903,463 at December 31, 2021.

We had working capital deficit of $1,636,266 as of March 31, 2022, compared to $1,893,243 as of December 31, 2021.

Cashflow from Operating Activities

During the three months ended March 31, 2022, cash provided by (used in) operating activities was ($459,978) compared to ($200,263) for the three months ending March 31, 2021.

Cashflow from Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $0 compared to $0 for the three months ending March 31, 2021.

Cashflow from Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities was $500,000 compared to $208,800 for the three months ending March 31, 2021.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our financial statements for the periods ended March 31, 2022, have been prepared on a going concern basis and Note 6 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the three months ended March 31, 2022 we issued 200,000 common shares for the conversion of $5,000 in accounts payable.

In the three months ended March 31, 2022 we issued 5,000,000 common subscription shares to accredited investors for subscription agreements in the amount of $500,000.

In the three months ended March 31, 2022 we issued 3,190,000 shares for services in the amount of $319,001.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the three months ended March 31, 2022 we issued 200,000 common shares for the conversion of $5,000 in accounts payable.

In the three months ended March 31, 2022 we issued 5,000,000 common subscription shares to accredited investors for subscription agreements in the amount of $500,000.

In the three months ended March 31, 2022 we issued 3,190,000 shares for services in the amount of $319,000.

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: September 8, 2023	By:	/s/ Joey Firestone
Joey Firestone
(Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)

