Form 10-Q
period 2022-06-30
Elite Performance Holding Corp
filed 2023-09-08
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: June 30, 2022

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheets

	(unaudited) June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$18,148	$1,801
Inventory	345,280	8,419
Prepaid expense	4,668	-
Total Current Assets	368,096	10,220

Right of use asset	114,793	-
TOTAL ASSETS	$482,889	$10,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$852,672	$787,152
Accounts payable and accrued expenses related party	444,999	373,849
Accrued expenses	247,161	199,458
Lease liability current	26,837	-
Notes Payable	10,000	-
Convertible note payable (net of debt discount)	545,127	543,004
Total Current Liabilities	2,126,796	1,903,463

Longterm Liabilities
Lease liability long term	87,956	-
PPP Loan	95,485	95,485
Total longterm liabilities	183,441	95,485
Total Liabilities	2,310,237	1,998,948

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021 respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 111,826,300 and 98,971,300 issued and outstanding as of June 30, 2022 and December 31, 2021	11,183	9,896
Shares to be issued	35,000	5,000
Additional paid-in capital	3,869,522	2,585,308
Accumulated deficit	(5,744,053)	(4,589,932)
Total Stockholders' Equity (Deficit)	(1,827,348)	(1,988,728)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$482,889	$10,220

 The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Operations
for the three and six months ended June 30,
(unaudited)

	Three months ended		Six months ended
	2022	2021	2022	2021

REVENUES	$2,316	$-	$2,601	$1,599
COST OF GOODS SOLD	55,036	-	61,479	5,848
GROSS PROFIT	(52,720)	-	(58,878)	(4,249)

OPERATING EXPENSES
Legal and accounting	64,000	14,130	95,046	116,033
Advertising	53,181	18,935	81,955	197,141
Consulting	208,300	34,500	624,900	86,330
General and administrative	168,792	62,949	243,133	101,226
Total Operating Expenses	494,273	130,514	1,045,034	500,730

OPERATING LOSS	(546,993)	(130,514)	(1,103,912)	(504,979)

OTHER INCOME (EXPENSE)
Interest expense	(25,104)	(22,425)	(50,209)	(45,735)

Total Other Income (Expense)	(25,104)	(22,425)	(50,209)	(45,735)

NET LOSS	$(572,097)	$(152,939)	$(1,154,121)	$(550,714)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	109,125,311	95,583,113	105,976,190	92,826,256

 The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the six months ended June 30, 2021
(unaudited)

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Equity
Balance December 31, 2020	84,738,300	8,472	10,000,000	1,000	13,803	2,069,582	(3,721,005)	(1,628,148)

Shares issued for Services	3,042,000	305	-	-	-	151,795	-	152,100
Shares issued for subscriptions	4,176,000	418	-	-	-	208,382	-	208,800
Net loss	-	-	-	-	-	-	(397,775)	(397,775)
Balance March 31, 2021	91,956,300	9,195	10,000,000	1,000	13,803	2,429,759	(4,118,780)	(1,665,023)

Shares issued for Services from to be issued	200,000	20	-	-	(10,000)	9,980	-	-
Shares issued for Services	120,000	12	-	-	-	5,988	-	6,000
Shares issued for licensing agreement	5,000,000	500				(500)		-
Shares to be issued for commitment fee	-	-	-	-	3,000	-	-	3,000
Shares to be issued for debt conversion	-	-	-	-	5,000	-	-	5,000
Net loss	-	-	-	-	-	-	(152,939)	(152,939)
Balance June 30, 2021	97,276,300	9,727	10,000,000	1,000	11,803	2,445,227	(4,271,719)	(1,803,962)

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the six months ended June 30, 2022
(unaudited)

								Total
					Shares	Additional		Stockholders’
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2021	98,971,300	$9,897	10,000,000	$1,000	$5,000	$2,585,308	$(4,589,932)	$(1,988,728)

Reg D subscriptions	5,000,000	500	-	-	-	499,500		500,000
Shares issued for services	3,390,000	339			$-	338,661		339,000

Net loss	-	-	-	-	-	-	(582,024)	(582,024)
Balance March 31, 2022	107,361,300	10,736	10,000,000	1,000	5,000	3,423,469	(5,171,956)	(1,731,751)

Reg D subscriptions	3,440,000	345	-	-	-	343,656	-	344,000
Shares to be issued for Reg D subscriptions					10,000			10,000
Shares issued for services	1,025,000	103	-	-	-	102,398	-	102,500
Shares to be issued for settlement of accounts payable					20,000			20,000
Net loss	-	-	-	-	-	-	(572,097)	(572,097)
Balance June 30, 2022	111,826,300	$11,183	10,000,000	$1,000	$35,000	$3,869,522	$(5,744,053)	$(1,827,348)

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
for the six months ended June 30,
(unaudited)
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,154,121)	$(550,714)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,120	1,049
Shares issued for services	461,500	158,100
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	-	-
(Increase) / decrease in Inventory	(336,861)	-
(Increase) / decrease in prepaid expenses	(4,668)	-
Increase in accounts payable - Related party	71,150	67,583
Increase in accounts payable and accrued expenses	113,226	100,943
Net Cash Used in Operating Activities	(847,653)	(223,039)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	10,000	14,000
Proceeds from Sale of stock	854,000	208,800
Net Cash Provided by Financing Activities	864,000	222,800

Increase (Decrease) in Cash	16,347	(239)

CASH AT BEGINNING OF PERIOD	1,801	252

CASH AT END OF PERIOD	$18,148	$13

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

Supplemental Non-Cash Information:
Shares to be issued for accounts payable forgiveness	$20,000	$5,000
Initial recognition of right of use asset and lease liability related party	$114,743	$-
Shares for stock payable	$-	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the six months ending June 30, 2022 (unaudited)

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

Note 2 - Organization and Significant Accounting Policies

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2022 the company had an accumulated deficit of ($5,744,053). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of June 30, 2022.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2022, and December 31, 2021 we had no reserve for potentially obsolete inventory. As of June 30, 2022, and December 31, 2021 we had $345,280 and $8,419 in inventory.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of June 30, 2022, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of June 30, 2022, the company had $545,250 in convertible notes that may be converted into 10,905,000 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. We had $0 research and development R&D expense during the three and six months ended June 30, 2022.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the three months ended June 30, 2022 and 2021 we had $2,316 and $0 respectively in revenue from the sale of our products.

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

As of June 30, 2022, we had a net operating loss carry-forward of approximately $(5,744,053) and a deferred tax asset of $1,206,251 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,206,251).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2022 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Deferred tax assets:
Deferred tax assets:	$1,206,251	$963,866
Valuation allowance	(1,206,251)	(963,866)
Net deferred tax asset	$-	$-

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the year ended December 31, 2021, an impairment loss of $20,000 was recognized on a Patent acquisition and recorded to other income (expense). There were no other such losses recognized for the year ended December 31, 2021.There were no such losses recognized during the three and six months ended June 30, 2022.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the six months ended June 30, 2022, and 2021, we had $9,000 and $9,000 and respectively and for the six months ended June 30, 2022, and 2021, we had $18,000 and $18,000 and respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of June 30, 2022, we had an outstanding balance due of $119,922, which is included in accounts payable related party.

As of June 30, 2022, we had outstanding balances due to Joey Firestone of $37,430 for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $110,000 for consulting services, $177,083 for salary and advances of $564, which is included in accounts payable related party.

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

We recognized a $114,793 right-of-use asset and $114,793 in a related lease liability as of June 30, 2022 for our related party finance lease. For our finance lease, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

The company incurred lease expense, which is included as part of selling, general and administrative expenses, of $0 and $0 for the six months ended June 30, 2022 and 2021.

The tables below present financial information associated with our lease.

	Balance Sheet	June 30,	December 31,
	Classification	2022	2021

Right-of-use assets	Other long-term assets	$114,793	$0
Current lease liabilities	Other current liabilities	26,837	0
Non-current lease liabilities	Other long-term liabilities	87,956	0

As of June 30, 2022, our maturities of our lease liability are as follows:

	June 30, 2022
Maturity of lease liabilities	Operating Leases
2023	$27,717
2024	27,717
2025	27,717
2026	27,717
2027	27,717
Thereafter	21,172
Total lease payments	$159,757
Less: Imputed interest	(49,964)
Present value of lease liabilities	$114,793

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

Shares Registered in the S-1 Registration Statement

As of June 30, 2022, the company has raised $1,250,000 (25,000,000 shares issued) through a registered offering for $1,250,000 which was registered with the SEC through an S1 registration statement which went effective on April 23, 2019.

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

In the six months ended June 30, 2022 and the six months ended June 30, 2022, we issued 5,000,000 common subscription shares to accredited investors for subscription agreements in the amount of $500,000.

In the six months ended June 30, 2022, we issued 3,390,000 shares for services in the amount of $339,000 valued at $0.10 per share.

In the six months ended June 30, 2022, we issued 3,440,000 common subscription shares to accredited investors for subscription agreements in the amount of $344,000 and had subscriptions received in the amount of $10,000 which were reflected in shares to be issued as of June 30, 2022.

In the six months ended June 30, 2022, we issued 1,025,000 shares for services in the amount of $102,500 valued at $0.10 per share.

In the six months ended June 30, 2022, recognized $20,000 in shares to be issued for a settlement of accounts payable valued at $.10 per share for a total of 200,000 shares.

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

NOTE 7 – NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021. As of February 9, 2022, a notification was received that the SBA has paid off the balance of the PPP loan with the lender and once a formal confirmation is obtained amount will be removed.

Company entered into a non-convertible, non-interest bearing advance for $10,000 from a third party. Monies to be paid back over the course of the next 12 months.

NOTE 8 – Convertible NOTES PAYABLE

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $ $7,500, we amortized $27,378 during the year ended December 31, 2019 and $301 for the year ended December 31, 2020 and $0 for the year ended December 31, 2021 had an outstanding balance of $0 as of June 30, 2022. On May 14, 2019 we paid $5,000 of principal on this note and as of June 30, 2022 the outstanding balance was $152,500.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000, we amortized $616 during the year ended December 31, 2019 and $8,384 during the year ended December 31, 2020 and $0 during the year ended December 31, 2021. As of December 31, 2021 the balance on this debt discount was $0. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. As of June 30, 2022 the balance on this debt discount was $0. The outstanding balance on this note as of June 30, 2022, was $189,000.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount. We amortized $26,452 and $1,048 during the years ended December 31, 2020 and 2021 respectively and $1,500 or the six months ended June 30, 2022 leaving a balance of $42 and the convertible note had an outstanding balance of $157,500 as of June 30, 2022.

On July 21, 2021 we issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, we agreed to issued 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount. We amortized $1,458 of the debt discount for the year ended December 31, 2021 and $1,500 for the six months ended June 30, 2022 leaving a balance of $42. This note also included an original discount fee of $1,250 recorded to debt discount, we amortized $547 recorded to interest expense during the year ended December 31, 2021 with a balance of $703 and $620 for the six months ended June 30, 2022 with a balance of $83. The outstanding balance on the note was $26,250 as of June 30, 2022.

On September 16, 2021 we issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of June 30, 2022.

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

Total interest expense including discount amortization on the above notes for the six months ended June 30, 2022 was $50,209.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2022 through the date these financial statements were issued and has reported the following events:

As of June 30, 2022, to September 6, 2023, the Company has issued a total of 10,540,000 shares of common stock. Issuances were a combination of registered shares issued for subscription agreements related to the Company’s registered offering and restricted shares issued to consultants, endorsing athletes, and debt which includes the patent exclusivity and assignment mentioned above.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2022, we had an accumulated deficit totaling ($5,744,053). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the Three and six Months Ended June 30, 2022 Compared To The Three and six Months Ending March 31, 2021.

Operating Revenues

The Company’s revenues were $2,316 for the three months ended June 30, 2022, compared to $0 for the three months ending March 31, 2021.

Gross Profit

For the three months ended June 30, 2022, the Company’s gross profit was ($52,720) compared to ($30,540) for the three months ending June 30, 2021.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended June 30, 2022, general and administrative expenses were $168,792 compared to $62,949 for the three months ending June 30, 2021.

Advertising Expense

For the three months ended June 30, 2022, advertising expenses were $53,181 compared to $18,935 for the three months ending June 30, 2021.

Legal and Accounting Expense

For the three months ended June 30, 2022, Legal and Accounting expenses were $64,000 compared to $14,130 for the three months ending June 30, 2021.

Consulting expense

For the three months ended June 30, 2022, Consulting expenses were $208,300 compared to $34,500 for the three months ending June 30, 2021.

Interest Expense

For the three months ended June 30, 2022, Interest expenses were ($25,104) compared to ($22,425) for the three months ending June 30, 2021.

Net Loss

Our net loss for the three months ended June 30, 2022, was ($572,097) compared to ($152,939) for the three months ending June 30, 2021.

Operating Revenues

The Company’s revenues were $2,601 for the six months ended June 30, 2022, compared to $1,599 for the six months ending June 30, 2021.

Gross Profit

For the six months ended June 30, 2022, the Company’s gross profit was ($58,878) compared to ($4,249) for the six months ending June 30, 2021.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the six months ended June 30, 2022, general and administrative expenses were $243,133 compared to $101,226 for the six months ending June 30, 2021.

Advertising Expense

For the six months ended June 30, 2022, advertising expenses were $81,955 compared to $197,141 for the six months ending June 30, 2021.

Legal and Accounting Expense

For the six months ended June 30, 2022, Legal and Accounting expenses were $95,046 compared to $116,093 for the six months ending June 30, 2021.

Consulting expense

For the six months ended June 30, 2022, Consulting expenses were $624,900 compared to $86,330 for the six months ending June 30, 2021.

Interest Expense

For the six months ended June 30, 2022, Interest expenses were ($50,209) compared to ($45,735) for the six months ending June 30, 2021.

Net Loss

Our net loss for the six months ended June 30, 2022, was ($1,154,121) compared to ($550,774) for the six months ending June 30, 2021.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2022, the Company had total current assets of $368,096 compared to $10,220 at December 31, 2021.

At June 30, 2022, the Company had total current liabilities of $2,126,796 compared to $1,903,463 at December 31, 2021.

We had working capital deficit of $1,758,700 as of June 30, 2022, compared to $1,893,243 as of December 31, 2021.

Cashflow from Operating Activities

During the six months ended June 30, 2022, cash provided by (used in) operating activities was ($847,653) compared to ($223,039) for the six months ending June 31, 2021.

Cashflow from Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $0 compared to $0 for the six months ending June 31, 2021.

Cashflow from Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities was $864,000 compared to $222,800 for the six months ending June 30, 2021.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our financial statements for the periods ended June 30, 2022, have been prepared on a going concern basis and Note 6 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the six months ended June 30, 2022, we issued 5,000,000 common subscription shares to accredited investors for subscription agreements in the amount of $500,000.

In the six months ended June 30, 2022, we issued 3,390,000 shares for services in the amount of $339,000 valued at $0.10 per share.

In the six months ended June 30, 2022, we issued 3,440,000 common subscription shares to accredited investors for subscription agreements in the amount of $344,000 and had subscriptions received in the amount of $10,000 which were reflected in shares to be issued as of June 30, 2022.

In the six months ended June 30, 2022, we issued 1,025,000 shares for services in the amount of $102,500 valued at $0.10 per share.

In the six months ended June 30, 2022, recognized $20,000 in shares to be issued for a settlement of accounts payable valued at $.10 per share for a total of 200,000 shares.

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

