Form 10-Q
period 2022-09-30
Elite Performance Holding Corp
filed 2023-09-08
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

__________________________________________

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$12,955	$1,801
Inventory	255,792	8,419
Prepaid expenses	4,063	-
Total Current Assets	272,810	10,220

Property and equipment, net	52,258	-
Right of use asset	110,209	-
TOTAL ASSETS	$435,277	$10,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$716,937	$787,152
Accounts payable and accrued expenses related party	393,111	373,849
Accrued expenses	269,514	199,458
Lease liability - current	26,837	-
Notes payable, net of OID of $9,844 and $0, respectively	36,794	-
Convertible notes payable (net of debt discount)	555,127	543,004
Total Current Liabilities	1,998,320	1,903,463

Longterm Liabilities
Lease liability - long-term	83,372	-
PPP Loan	95,485	95,485
Total Long-Term Liabilities	178,857	95,485
Total Liabilities	2,177,177	1,998,948

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021 respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 119,461,300 and 98,971,300 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	11,946	9,896
Shares to be issued	168,500	5,000
Additional paid-in capital	4,632,259	2,585,308
Accumulated deficit	(6,555,605)	(4,589,932)
Total Stockholders' Deficit	(1,741,900)	(1,988,728)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$435,277	$10,220

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Operations
for the three and nine months ended September 30,
(Unaudited)

	Three months ended		Nine months ended
	2022	2021	2022	2021

REVENUES	$19,596	$-	$22,197	$1,605
COST OF GOODS SOLD	41,374	36,770	102,853	42,618
GROSS PROFIT (LOSS)	(21,778)	(36,770)	(80,656)	(41,013)

OPERATING EXPENSES
Legal and accounting	92,320	31,451	187,366	83,202
Advertising	80,545	1,883	162,500	46,925
Consulting	370,421	36,250	995,321	274,680
General and administrative	222,789	69,259	465,922	234,772
Total Operating Expenses	766,075	138,843	1,811,109	639,579

OPERATING LOSS	(787,853)	(175,613)	(1,891,765)	(680,592)

OTHER INCOME (EXPENSE)
Gain on forgiveness of PPP loan	-	105,867	-	105,867
Gain on debt forgiveness	6,000	-	6,000	-
Interest expense	(29,699)	(25,187)	(79,908)	(70,922)

Total Other Income (Expense)	(23,699)	80,680	(73,908)	34,945

NET LOSS	$(811,552)	$(94,933)	$(1,965,673)	$(645,647)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	115,802,496	97,276,300	109,268,351	94,371,831

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the nine months ended September 30, 2022 and 2021
(unaudited)

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2021	98,971,300	$9,896	10,000,000	$1,000	$5,000	$2,585,308	$(4,589,932)	$(1,988,728)

Reg D subscriptions	5,000,000	500	-	-	-	499,500	-	500,000
Shares issued for services	3,390,000	339	-	$-	-	338,661	-	339,000
Net loss	-	-	-	-	-	-	(582,024)	(582,024)
Balance March 31, 2022	107,361,300	10,735	10,000,000	1,000	5,000	3,423,469	(5,171,956)	(1,731,751)

Reg D subscriptions	3,440,000	345	-	-	-	343,656	-	344,001
Shares to be issued for Reg D subscriptions	-	-	-	-	10,000	-	-	10,000
Shares issued for services	1,025,000	103	-	-	-	102,398	-	102,500
Shares to be issued for settlement of accounts payable	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(572,097)	(572,097)
Balance June 30, 2022	111,826,300	11,182	10,000,000	1,000	25,000	3,869,522	(5,744,053)	(1,837,348)

Reg D subscriptions	5,570,000	557	-	-	-	556,443	-	557,000
Shares issued in connection with convertible debt	20,000	2	-	-	-	1,998	-	2,000
Shares issued for services	1,645,000	165	-	-	53,500	164,336	-	218,000
Shares issued for settlement of accounts payable	400,000	40	-	-	90,000	39,960	-	130,000
Net loss	-	-		-	-	-	(811,552)	(811,552)
Balance September 30, 2022	119,461,300	$11,946	10,000,000	$1,000	$168,500	$4,632,259	$(6,555,605)	$(1,741,900)

The accompanying notes are an integral part of these consolidated financial statements.

Elite Performance Holding Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the nine months ended September 30, 2021
(unaudited)

								Total
					Shares			Stockholders’
	Common Stock		Preferred Stock		to be	Additional		Equity
	Shares	Amount	Shares	Amount	Issued	Paid-in	Deficit	(Deficit)
Balance December 31, 2020	84,738,300	8,472	10,000,000	1,000	13,803	2,069,582	(3,721,005)	(1,628,148)

Shares issued for Services	3,042,000	305	-	-	-	151,795	-	152,100
Shares issued for subscriptions	4,176,000	418	-	-	-	208,382	-	208,800
Net loss	-	-	-	-	-	-	(397,775)	(397,775)
Balance March 31, 2021	91,956,300	9,195	10,000,000	1,000	13,803	2,429,759	(4,118,780)	(1,665,023)

Shares issued for Services from to be issued	200,000	20	-	-	(10,000)	9,980	-	-
Shares issued for Services	120,000	12	-	-	-	5,988	-	6,000
Shares issued for licensing agreement	5,000,000	500				(500)		-

Shares to be issued for debt conversion	-	-	-	-	5,000	-	-	5,000
Net loss	-	-	-	-	-	-	(152,939)	(152,939)
Balance June 30, 2021	97,276,300	9,727	10,000,000	1,000	8,803	2,445,227	(4,271,719)	(1,806,962)

Shares to be issued for commitment fee	-	-	-	-	3,000	-	-	3,000
Net loss	-	-	-	-	-	-	(94,933)	(94,933)
Balance September 30, 2021	97,276,300	9,727	10,000,000	100	11,803	2,445,227	(4,366,652)	(1,898,895)

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
for the nine months ended September 30,
(unaudited)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,965,673)	$(645,647)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	5,779	1,993
Shares issued and to be issued for services	659,500	158,100
Shares issued in connection with convertible debt	2,000	-
Gain on debt forgiveness	(6,000)	-
Depreciation expense	2,742	-
Gain on forgiveness of PPP loan	-	(105,867)
Changes in operating assets and liabilities
(Increase) / decrease in inventory	(247,373)	-
(Increase) / decrease in prepaid expenses	(4,063)	-
Increase in accounts payable - Related party	79,262	107,861
Increase in accounts payable and accrued expenses	85,842	239,508
Net Cash Used in Operating Activities	(1,387,984)	(244,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(55,000)	-
Net Cash Used in Investing Activities	(55,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	10,000	25,000
Proceeds from notes payable	50,460	24,000
Repayments of notes payable	(17,323)	(14,000)
Proceeds from sale of common stock and shares to be issued	1,411,001	208,800
Net Cash Provided by Financing Activities	1,454,138	243,800

Increase (Decrease) in Cash	11,154	(252)

CASH AT BEGINNING OF PERIOD	1,801	252

CASH AT END OF PERIOD	$12,955	$-

Supplemental Information:
Interest Paid	-	-
Taxes	-	-

Supplemental Non-Cash Information:
Stock payable for commitment fees	$-	$3,000
Shares issued for sub/licensing contract	$-	$500
Convertible note payable for legal fees	$-	$20,000
Shares for stock payable	$-	$10,000
Shares issued and to be issued for payment of accounts payable	$140,000	$5,000
Recognition of lease asset and lease liability	$121,301	$-

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the nine months ended September 30, 2022 (unaudited)

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

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2022 the Company had an accumulated deficit of ($6,555,605). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accounting Methods

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of September 30, 2022 and December 31, 2021.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2022, and December 31, 2021 we had no reserve for potentially obsolete inventory. As of September 30, 2022, and December 31, 2021 we had $255,792 and $8,419 in inventory.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of September 30, 2022, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of September 30, 2022, the Company had $555,250 in convertible notes that may be converted into 11,105,000 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. We had $0 research and development R&D expense during the three and nine months ended September 30, 2022.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the three months ended September 30, 2022 and 2021 we had $19,596 and $0, respectively in revenue from the sale of our products.

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

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 “Stock Compensation” and are measured and recognized based on the fair value of the equity instruments issued. In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only included share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the year ended December 31, 2021, an impairment loss of $20,000 was recognized on a Patent acquisition and recorded to other income (expense). There were no other such losses recognized for the year ended December 31, 2021.There were no such losses recognized during the three and nine months ended September 30, 2022.

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

Recently Issued Accounting Standards

The Company is reviewing the effects of following recent updates. The Company has no expectation that any of these items will have a material effect upon the consolidated financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the three months ended September 30, 2022, and 2021, we had $9,000 and $9,000 and for the nine months ended September 30, 2022, and 2021, we had $27,000 and $27,000 and respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of September 30, 2022, we had an outstanding balance due of $68,922, which is included in accounts payable related party on the consolidated balance sheet.

As of September 30, 2022, we had outstanding balances due to Joey Firestone of $26,689 for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $85,000 for consulting services, $212,500 for salary, which is included in accounts payable related party.

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

We recognized a $110,209 right-of-use asset and $110,209 in a related lease liability as of September 30, 2022 for our finance lease. For our finance lease, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

The Company incurred lease expense, which is included as part of selling, general and administrative expenses, of $6,900 and $0 for the nine months ended September 30, 2022 and 2021.

The tables below present financial information associated with our lease.

	Balance Sheet	September 30,	December 31,
	Classification	2022	2021

Right-of-use assets	Other long-term assets	$110,209	$0
Current lease liabilities	Other current liabilities	26,837	0
Non-current lease liabilities	Other long-term liabilities	83,372	0

As of September 30, 2022, our maturities of our lease liability are as follows:

September 30, 2022
Maturity of lease liabilities	Operating Leases
2023	$27,717
2024	27,717
2025	27,717
2026	27,717
2027	27,717
Thereafter	16,589
Total lease payments	$155,174
Less: Imputed interest	(44,965)
Present value of lease liabilities	$110,209

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

September 30, 2022
Property and equipment	55,000

Total cost	55,000

Less accumulated depreciation	(2,742)

Net, property and equipment	$52,258

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $2,742 and $0, respectively.

NOTE 6 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

The Company had authorized a total of 400,000,000 shares of Common Stock, par value $0.0001 as of December 31, 2017 for Elite Beverage International. However, Elite Performance Holding Corp. is now the successor company and as of December 31, 2019 there are 465,000,000 (Four Hundred Sixty-Five Million) shares authorized par value $0.0001.

Shares Registered in the S-1 Registration Statement

As of September 30, 2022, the Company has raised $1,250,000 (25,000,000 shares issued) through a registered offering for $1,250,000 which was registered with the SEC through an S1 registration statement which went effective on April 23, 2019.

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

In the nine months ended September 30, 2022, we issued 14,010,000 common subscription shares to accredited investors for subscription agreements in the amount of $1,401,000.

In the nine months ended September 30, 2022, we issued 6,060,000 shares for services in the amount of $606,000 valued at $0.10 per share. In the nine months ended September 30, 2022, $53,500 or 535,000 shares to be issued for services.

In the nine months ended September 30, 2022, we recognized $140,000 in shares issued and to be issued for settlement of accounts payable valued at $0.10 per share for a total of 1,400,000 shares.

In the nine months ended September 30, 2022, we issued 20,000 shares in connection with a convertible note in the amount of $2,000 valued at $0.10 per share.

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

NOTE 8 - GOING CONCERN

The Company's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated significant losses and has negative working capital. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company's ability to continue as a going concern are as follows:

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

NOTE 9 – NOTE PAYABLE

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

In the second quarter of 2022, the Company entered into a non-convertible, non-interest bearing advance for $10,000 from a third party. Monies to be paid back over the course of the next 12 months.

In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party is $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332.50, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of September 30, 2022, the OID balance is $9,844, the Company has recorded $3,656 as interest expense for the nine months ended September 30, 2022 related to this OID.

Gain on debt forgiveness

In the third quarter of 2022, the Company entered into a settlement agreement with a vendor settling $12,000 of debt for 2 payments totaling $6,000, resulting in a gain on debt forgiveness of $6,000.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $7,500 and had an outstanding balance of $0 as of September 30, 2022. On May 14, 2019 we paid $5,000 of principal on this note and as of September 30, 2022 the outstanding balance was $152,500. On March 28, 2019 the Company issued David Stoccardo an additional convertible promissory note in the amount of $7,875, with the same terms as his convertible note issued on January 7, 2019. On July 5, 2022, the Company issued 20,000 shares to this note holder and recorded $2,000 as additional interest expense for these shares, valued at $0.10 per share. The balance of this note at September 30, 2022 is $0.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000. As of December 31, 2021 the balance on this debt discount was $0.We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. . The outstanding balance on this note as of Sepetember 30, 2022, was $189,000.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount. We amortized $26,452 and $1,048 during the years ended December 31, 2020 and 2021 respectively and $1,500 for the nine months ended September 30, 2022 leaving a balance of $42 and the convertible note had an outstanding balance of $157,500 as of September 30, 2022.

On July 21, 2021 we issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, we agreed to issued 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount. We amortized $1,458 of the debt discount for the year ended December 31, 2021 and $1,500 for the nine months ended September 30, 2022 leaving a balance of $42. This note also included an original discount fee of $1,250 recorded to debt discount, we amortized $547 recorded to interest expense during the year ended December 31, 2021 with a balance of $703 and $0 for the nine months ended September 30, 2022 with a balance of $83. The outstanding balance on the note was $26,250 as of September 30, 2022.

On September 16, 2021 we issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of September 30, 2022.

Total interest expense including discount amortization on the above notes for the nine months ended September 30, 2022 was $79,908.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2022 through the date these consolidated financial statements were issued and has reported the following events:

As of September 30, 2022, to September 8, 2023, the Company has issued a total of 10,540,000 shares of common stock. Issuances were a combination of registered shares issued for subscription agreements related to the Company’s registered offering and restricted shares issued to consultants, endorsing athletes, and debt which includes the patent exclusivity and assignment mentioned above.

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

As of September 8, 2023, there were 130,001,300 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of September 30, 2022, we had an accumulated deficit totaling ($6,555,605). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the Three and nine Months Ended September 30, 2022 Compared to The Three and nine Months Ending September 30, 2021.

Operating Revenues

The Company’s revenues were $19,596 for the three months ended September 30, 2022, compared to $0 for the three months ended September 30, 2021.

Gross Profit (Loss)

For the three months ended September 30, 2022, the Company’s gross profit (loss) was ($21,778) compared to ($36,770) for the three months ended September 30, 2021.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended September 30, 2022, general and administrative expenses were $222,789 compared to $69,259 for the three months ended September 30, 2021, an increase of $153,530. This increase was due to hiring more staff.

Advertising Expense

For the three months ended September 30, 2022, advertising expenses were $80,545 compared to $1,883 for the three months ended September 30, 2021, an increase of $78,662. This increase was due to marketing spend for the brand.

Legal and Accounting Expense

For the three months ended September 30, 2022, Legal and Accounting expenses were $92,320 compared to $31,451 for the three months ended September 30, 2021, an increase of $60,869. This increase was due to more legal work done the last several months

Consulting expense

For the three months ended September 30, 2022, Consulting expenses were $370,421 compared to $36,250 for the three months ended September 30, 2021, an increase of $334,171. This increase was due to hiring more staff to expand distribution.

Gain on forgiveness of PPP loan

For the three months ended September 30, 2022, gain on forgiveness of PPP loan was $0 compared to $105,867 for the three months ended September 30, 2021, this decrease was due to no PPP loans being forgiven in 2022.

Gain on debt forgiveness

For the three months ended September 30, 2022, gain on debt forgiveness was $6,000 compared to $0 for the three months ended September 30, 2021. In 2022 a debt of $12,000 was resolved with the payment of $6,000.

Interest Expense

For the three months ended September 30, 2022, Interest expenses were ($29,699) compared to ($25,187) for the three months ended September 30, 2021, an increase of $4,512.

Net Loss

Our net loss for the three months ended September 30, 2022, was ($811,552) compared to ($94,933) for the three months ended September 30, 2021, an increase of $716,619. This increase was due primarily from the aforementioned increases in expenses.

Operating Revenues

The Company’s revenues were $22,197 for the nine months ended September 30, 2022, compared to $1,605 for the nine months ended September 30, 2021, an increase of $20,592. This increase was due to having more inventory of finished goods.

Gross Profit (Loss)

For the nine months ended September 30, 2022, the Company’s gross profit (loss) was ($80,656) compared to ($41,013) for the nine months ended September 30, 2021, an increase of $39,643. This increase was due to more expenses to market and distribute the brand.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the nine months ended September 30, 2022, general and administrative expenses were $465,922 compared to $234,772 for the nine months ended September 30, 2021, an increase of $231,150. This increase was due to hiring more staff

Advertising Expense

For the nine months ended September 30, 2022, advertising expenses were $162,500 compared to $46,925 for the nine months ended September 30, 2021, an increase of $115,575. This increase was due to more marketing for the brand.

Legal and Accounting Expense

For the nine months ended September 30, 2022, Legal and Accounting expenses were $187,366 compared to $83,202, for the nine months ended September 30, 2021, an increase of $104,164. This increase was due to more legal work being done

Consulting expense

For the nine months ended September 30, 2022, Consulting expenses were $995,321 compared to $274,680 for the nine months ended September 30, 2021, an increase of $720,641. This increase was due to hiring more consultants to distribute the brand.

Gain on forgiveness of PPP loan

For the nine months ended September 30, 2022, gain on forgiveness of PPP loan was $0 compared to $105,867 for the nine months ended September 30, 2021, this decrease was due to no PPP loans being forgiven in 2022.

Gain on debt forgiveness

For the nine months ended September 30, 2022, gain on debt forgiveness was $6,000 compared to $0 for the nine months ended September 30, 2021. In 2022 a debt of $12,000 was resolved with the payment of $6,000.

Interest Expense

For the nine months ended September 30, 2022, interest expenses were ($79,908) compared to ($70,922) for the nine months ended September 30, 2021, an increase of $8,986.

Net Loss

Our net loss for the nine months ended September 30, 2022, was ($1,965,673) compared to ($645,647) for the nine months ended September 30, 2021, an increase of $1,320,026. This increase was due primarily from the aforementioned increases in expenses.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2022, the Company had total current assets of $272,810 compared to $10,220 at December 31, 2021.

At September 30, 2022, the Company had total current liabilities of $1,998,320 compared to $1,903,463 at September 30, 2021.

We had working capital deficit of $1,725,510 as of September 30, 2022, compared to $1,893,243 as of December 31, 2021.

Cashflow from Operating Activities

During the nine months ended September 30, 2022, cash provided by (used in) operating activities was ($1,387,984) compared to ($244,052) for the nine months ending September 30, 2021. Cash used in operating activities for the nine months ended September 30, 2022, was primarily the result of a $1,965,673 net loss, a $247,373 increase in inventory, offset by $659,500 of shares issued for services.

Cashflow from Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $55,000 compared to $0 for the nine months ended September 30, 2021.

Cashflow from Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $1,454,138 compared to $243,800 for the nine months ending September 30, 2021. Cash provided by financing activities for the nine months ended September 30, 2022 was primarily the result of proceeds from sales of common stock.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended September 30, 2022, have been prepared on a going concern basis and Note 8 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the nine months ended September 30, 2022, we issued 14,010,000 common subscription shares to accredited investors for subscription agreements in the amount of $1,401,000.

In the nine months ended September 30, 2022, we issued 6,060,000 shares for services in the amount of $606,000 valued at $0.10 per share. In the nine months ended September 30, 2022, we have $53,500 or 535,000 shares to be issued for services.

In the nine months ended September 30, 2022, we recognized $140,000 in shares issued and to be issued for settlement of accounts payable valued at $.10 per share for a total of 1,400,000 shares.

In the nine months ended September 30, 2022, we issued 20,000 shares in connection with a convertible note in the amount of $2,000 valued at $0.10 per share.

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

______________________

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

