Form 10-K
period 2022-12-31
Elite Performance Holding Corp
filed 2023-09-08
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

The aggregate market value of the Company’s common equity as of June 30, 2023 was approximately $13,000,130.

As of September 8, 2023, the registrant had 130,001,300 shares of common stock, par value $0.0001 per share, outstanding.

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

 Our Products and Services

Elite Beverage International Corp will offer a first to market functional beverage called B.Y.L.T. (acronym for Beyond Your Limit Training). B.Y.L.T. was created to change the way you supplement your training to help you reach your goals faster and outpower and outlast your competitors during any type of physical activity, especially the most grueling ones. Patented SmartCarb® technology, made of 20g of Palatinose and a 5g of BCAAs, it is designed to boost endurance, maintain proper glucose levels during training, and enhance recovery. Along with Spectra’s potent antioxidant protection and HydroMax’s superior blood-flow enhancing properties, this unique blend of key ingredients means that stomach cramps and bloating from outdated carbohydrate formulas are a thing of the past.

B.Y.L.T. was formulated to promote enhanced recovery time, increased training endurance, and to support lean muscle maintenance while providing proper hydration. Palatinose, the only fully digested and slow-release carbohydrate provides a source of low-glycemic energy for a slow and sustained release of glucose for fueling training. This glucose-fructose disaccharide isomaltulose, discovered in Germany in 1957 and marketed under the brand Palatinose, occurs naturally in small amounts in honey and sugar cane juice. Palatinose™ is made from sugar beets by strengthening the glucose-fructose bond with the help of natural enzymes. This enzymatic conversion rearranges linkage in sucrose into a stronger, more stable bond that is broken down more slowly by enzymes in the gastrointestinal tract, which is the key to the unique physiological properties of Palatinose™. The result is a fully absorbed carbohydrate providing a sustained release of energy to fuel your training and recovery, all without bloating, stomach cramping or other gastric distress. This not only makes BYLT a truly SmartCarb® product but makes it perfect for anyone looking to enhance their training and recovery or simply fuel and hydrate for prolonged activity. Additionally, Palatinose has strong clinical data demonstrating that it’s unique properties don’t inhibit fat burning, making it an ideal source of carbohydrates for sustained energy and those looking to improve body composition.

BCAA 2:1:1

Branched Chain Amino Acids have been proven to effectively increase strength, power, speed and muscular endurance along with enhancing recovery by providing critical support to Muscle Protein Synthesis. Numerous studies support the effectiveness of the 2:1:1 ratio for training for muscle size, strength, endurance and power. As the most studied BCAA combination, it has become the gold standard.

L-Leucine – Considered the ‘king’ of the amino acids, it has the primary responsibility of activating mTOR which helps initiate protein synthesis and supports the body’s release of insulin from the pancreas; This offers muscle supporting and enhanced recovery benefits.

L-Isoleucine – Primarily responsible for increasing glucose uptake into cells; works synergistically with leucine and has muscle supporting properties as well.

L-Valine – Helps stimulate muscle protein synthesis and supports the body’s natural ability to eliminate excess nitrogen from the liver.

Spectra

Unique blend of fruit and vegetable extracts that increases cellular oxygen consumption and supports the body’s ability to protect against free radicals. Helps manage temporary inflammatory response from training, translating to improved training and overall health.

HydroMax

Highly concentrated and bioavailable form of glycerol that helps increase the concentration of fluid in muscle cells, providing enhanced volume and hydration.

The combination of these ingredients and without using artificial flavors or colors making it the ideal sports beverage for health-conscious consumers and serious athletes alike.

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

Since our initial offering, our 100% wholly owned subsidiary, Elite Performance Beverages International, has completed 4 successful production runs expanding from two to seven flavors. We spent a full year test marketing our product in the states of California, Florida, Texas and New York in retail stores, various sporting events, and fit expos across the country. During the COVID-19 pandemic, the company chose to consolidate its operations because the brand had not been built to the level that the product would turn on retail shelves without consistent consumer education and marketing efforts, which were impossible to facilitate during the pandemic. However, the company is now ready to pick up where they left off and have hired a sales team of seasoned beverage professionals, a consumer education advocate, are utilizing several delivery vans branded with BYLT, and is now back to participating in various sporting events and fitness expos. Our initial target markets are currently Florida and California with a goal to spread into national distribution over time.

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

✓	Sports Drinks accounted for 70% of the entire Fortified/Functional beverage industry and is expected to continue its growth during the next four years to become a $32 Billion global market by 2027.

✓

BYLT® is also positioned in the Nutrition and Performance Drink Industry which generated a total revenue of $27.2 billion. Mintel estimates sales of the category to continue to grow reaching $36.3 billion by 2028.

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

Over the last several months, GBS Growth Partners has introduced the company to several high-level executives with stellar resumes specializing in the sales of new beverages within our space. Currently, the executive sales team works on a consultant basis. However, the company plans on making several of them full time employees in 2024.

Figure 2: Map of BYLT Roll Out Strategy

Customers

As of December 31, 2022, accounts receivable, net amounted to $25,202 and 6 customers represented 100% of this balance and 1 customer represented 90% of this balance.

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

Research and Development

There were $0 in expenses incurred for research and development in 2022.

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

The Company has suffered recurring losses. As of December 31, 2022, the Company had limited cash on hand and approximately $750,000 in convertible debt and loans payable owed at December 31, 2022. At December 31, 2022, the Company also had a stockholders’ deficit of approximately $1,822,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Based on management’s evaluation, as of December 31, 2022, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

At the current time, the Company’s CEO, Joey Firestone, leases office space monthly for the operations, and tangible assets, other than inventory, consists of general office equipment and computers. On May 6, 2022, the Company entered into a lease agreement with its CEO, Joey Firestone, for three delivery cargo vans to be used in the delivery and distribution of its products. Mr. Firestone is the guarantor of these vehicles, which he acquired for the sole purpose of the operations of Elite Beverage International. Total deposits for all three vehicles were $19,000. Each vehicle has a purchase option upon the completion of the lease agreement. Our expansion plans are in the preliminary stages with negotiations being conducted to lease a larger warehouse space for the operations. Most likely no expansions will take place until additional capital can be raised to help offset the costs associated with any expansion.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information

The Company’s common stock currently has no trading symbol, and our common stock is not quoted on the OTC Markets Pink Sheets or anywhere else.

b) Holders

As of December 31, 2022, the Company had approximately 157 shareholders of record of its issued and outstanding common stock, and all of our common stock is currently restricted, whether held in certificate form or in book entry.

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

Recent Sales of Unregistered Securities

During the period from January 1, 2022 through December 31, 2022, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

As of December 31, 2022 to September 8, 2023, the Company has issued a total of 3,220,000 shares of common stock. Issuances were a combination of shares issued for debt, Regulation D shares and restricted shares issued to consultants, endorsing athletes and debt conversion.

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

As of December 31, 2022 we had 127,881,300 common shares outstanding.

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

Rule 10B-18 Transactions

During the year ended December 31, 2022, there were no repurchases of the Company’s common stock by the Company.

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

General

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial statement notes, and with the Critical Accounting Policies noted below.

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

Results of Operations - For the Year Ended December 31, 2022 Compared the Year Ended December 31, 2021

Sales

Net sales for the year ended December 31, 2022 were $90,588 compared to $6,938 for the year ended December 31, 2021. This increase of approximately $84,000 is mostly attributed to relaunching the product into market.

Gross Profit

Gross profit (loss) for the year ended December 31, 2022 was $(35,998) compared to $(61,100) for the year ended December 31, 2021. This decrease in gross loss is primarily due to increase in staff and operations and productivity.

Operating Expenses

Total operating expenses were $2,607,834 for the year ended December 31, 2022 as compared to $797,665 for the year ended December 31, 2021. This increase of approximately $1,800,000 is attributed to an increase in legal and accounting fees of $155,000, an increase in advertising of $253,000, an increase in consulting expense of $1,045,000 and an increase in general and administrative expenses of $352,000.

Loss from Operations

As a result of the above, the Company had a loss from operations in the amount of $2,643,832 for the year ended December 31, 2022 as compared to $858,765 for the year ended December 31, 2021.

Net Loss

As a result of the above, the Company had a net loss of $2,752,487 for the year ended December 31, 2022 as compared to $868,927 for the year ended December 31, 2021.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2022, compared to December 31, 2021.

	December 31, 2022	December 31, 2021
Current Assets	$214,149	$10,220

Current Liabilities	$2,007,751	$1,903,463

Working Capital	$(1,793,602)	$(1,893,243)

Our working capital deficit was $(1,793,602) at December 31, 2022 as compared to a working capital deficit of ($1,893,243) at December 31, 2021. This decrease is primarily attributed to increased accounts receivable and inventory at December 31, 2022 as compared to December 31, 2021.

During the year ended December 31, 2022, the Company had a net increase in cash of $7,192. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2022, the Company used $(1,835,288) in cash from operating activities as compared to $(343,251) in cash from operating activities for the year ended December 31, 2021. This increase was mainly attributed to an increase in the net loss, partially offset by an increase in shares issued and to be issued for services.

Cash used in investing activities. For the year ended December 31, 2022, the Company used $55,000 in investing activities as compared to cash from investing activities of $0 for the year ended December 31, 2021. In the year ended December 31, 2022, the Company purchased a vehicle for $55,000.

Cash provided financing activities. For the year ended December 31, 2022 the Company provided $1,897,480 in financing activities as compared to $344,800 in cash for financing activities for the year ended December 31, 2021. This increase is primarily the result of an increase from the sale of stock.

Our indebtedness is comprised of various convertible debt and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our beverage line, in advance of receipt of the payment from our retail distributors.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of December 31, 2022, the Company had outstanding convertible debt in the amount of $545,250. See note 9 in the notes to the financial statements for the terms and conversion features.

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

The Company has suffered recurring losses, and at December 31, 2022, the Company had a stockholders’ deficit of $1,805,214. As of December 31, 2022, the Company had $8,993 cash on hand and $753,863 in convertible debt and loans payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the Year ended December 31, 2022 and for the year ended December 31, 2021 we had $0 and $0 respectively in R&D expense.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the year ended December 31, 2022 and for the year ended December 31, 2021 we had $90,588 and $6,938 respectively in revenue from the sale of our products.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the year ended December 31, 2020, an impairment loss of $10,000 was recognized on a licensing agreement and recorded to other income (expense). For the year ended December 31, 2021, an impairment loss of $20,000 was recognized on a Patent acquisition and recorded to other income (expense). There were no other such losses recognized for the year ended December 31, 2022.

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

Accounting Standards Issued But Not Yet Adopted

ASU 2022-02, Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued a new accounting standard that eliminates the troubled debt recognition and measurement guidance. The new standard requires that an entity apply the loan refinancing and restructuring guidance in ASC 310 to all loan modifications and/or receivable modifications. It also enhances disclosure requirements for certain refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires disclosure of current-period gross charge-offs by year of origination in the vintage disclosure. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of the new standard is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Elite Performance Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Performance Holding Corp. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of  the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of  the years in the two-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the company has recently accumulated significant losses from operations and has negative working capital, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

As discussed in Note 8 to the consolidated financial statements, the company has recently accumulated significant losses from operations and has negative working capital, which raise substantial doubt about its ability to continue as a going concern

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

Houston, TX

June 5, 2023, except for Note 14 as to which the date is September 7, 2023

Elite Performance Holding Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$8,993	$1,801
Accounts receivable	25,202	-
Inventory	178,003	8,419
Prepaid expenses	1,951	-
Total Current Assets	214,149	10,220

Property and equipment, net	49,485	-
Right of use asset	130,381	-
TOTAL ASSETS	$394,015	$10,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$629,079	$787,152
Accounts payable and accrued expenses related party	409,423	373,849
Accrued expenses	293,589	199,458
Lease liability - current	17,282	-
Notes payable, net of OID of $6,188 and $0, respectively	23,128	-
Advances	90,000	-
Convertible notes payable (net of debt discount)	545,250	543,004
Total Current Liabilities	2,007,751	1,903,463

Longterm Liabilities
Lease liability - long-term	95,993	-
PPP Loan	95,485	95,485
Total Long-Term Liabilities	191,478	95,485
Total Liabilities	2,199,229	1,998,948

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 127,881,300 and 98,971,300 issued and outstanding as of December 31, 2022 and 2021, respectively	12,788	9,896
Shares to be issued	50,000	5,000
Additional paid-in capital	5,473,417	2,585,308
Accumulated deficit	(7,342,419)	(4,589,932)
Total Stockholders' Deficit	(1,805,214)	(1,988,728)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$394,015	$10,220

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.

 Consolidated Statements of Operations

for the years ended December 31,

	2022	2021

REVENUES	$90,588	$6,938
COST OF GOODS SOLD	126,586	68,038
GROSS PROFIT (LOSS)	(35,998)	(61,100)

OPERATING EXPENSES
Legal and accounting	283,805	125,671
Advertising	310,767	57,124
Consulting	1,367,794	321,965
General and administrative	645,468	292,905
Total Operating Expenses	2,607,834	797,665

OPERATING LOSS	(2,643,832)	(858,765)

OTHER INCOME (EXPENSE)
Gain on forgiveness of PPP loan	-	105,867
Loss on impairment of assets	-	(20,000)
Gain on debt forgiveness	6,000	-
Interest expense	(114,655)	(96,029)

Total Other Income (Expense)	(108,655)	(10,162)

NET LOSS	$(2,752,487)	$(868,927)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	112,815,779	95,357,059

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Stockholders’ Deficit
For the years ended December 31, 2022 and 2021

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)

Balance December 31, 2020	84,738,300	$8,472	10,000,000	$1,000	$13,803	$2,069,582	$(3,721,005)	$(1,628,148)

Shares issued for subscriptions	4,176,000	418	-	-	-	208,382	-	208,800
Shares issued for services	3,287,000	329	-	-	(3,803)	164,021	-	160,547
Shares issued for license from to be issued	200,000	20	-	-	(10,000)	9,980		-
Shares issued for patents	400,000	40	-	-	-	19,960		20,000
Shares issued for licensing agreement	5,000,000	500	-	-	-	(500)		-
Shares issued for commitment fee	60,000	6	-	-	-	2,994		3,000
Reg D subscriptions	1,110,000	111	-	-	-	110,889		111,000
Shares to be issued for liability settlement	-	-	-	-	5,000	-	-	5,000
Net loss	-	-	-	-	-	-	(868,927)	(868,927)

Balance December 31, 2021	98,971,300	9,896	10,000,000	1,000	5,000	2,585,308	(4,589,932)	(1,988,728)

Reg D subscriptions	18,160,000	1,817	-	-	(5,000)	1,814,184	-	1,811,001
Shares issued for settlement of accounts payable	2,380,000	238	-	-	40,000	237,762	-	278,000
Shares issued for services	8,350,000	835	-	-	-	834,165	-	835,000
Shares issued in connection with convertible debt	20,000	2	-	-	-	1,998	-	2,000
Shares to be issued for Reg D subscriptions	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(2,752,487)	(2,752,487)

Balance December 31, 2022	127,881,300	12,788	10,000,000	1,000	50,000	5,473,417	(7,342,419)	(1,805,214)

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Cash Flows

for the years ended December 31,

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,752,487)	$(868,927)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	9,559	3,053
Shares issued and to be issued for services	835,000	160,547
Shares issued in connection with convertible debt	2,000	-
Gain on debt forgiveness	(6,000)	-
Depreciation expense	5,515	-
Impairment of licensing agreement	-	20,000
Gain on forgiveness of PPP loan	-	(105,867)
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	(25,202)	-
(Increase) / decrease in inventory	(169,584)	1,709
(Increase) / decrease in prepaid expenses	(1,951)	-
(Increase) / decrease in other assets	12,230	-
Increase in accounts payable - Related party	95,574	151,111
Increase in accounts payable and accrued expenses	160,058	295,123
Net Cash Used in Operating Activities	(1,835,288)	(343,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(55,000)	-
Net Cash Used in Investing Activities	(55,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	25,000
Proceeds from notes payable	50,460	24,000
Repayments of notes payable	(34,645)	(24,000)
Payments on financing leases	(29,336)	-
Proceeds from advances	90,000	-
Proceeds from sale of common stock and shares to be issued	1,821,001	319,800
Net Cash Provided by Financing Activities	1,897,480	344,800

Increase (Decrease) in Cash	7,192	1,549

CASH AT BEGINNING OF YEAR	1,801	252

CASH AT END OF YEAR	$8,993	$1,801

Supplemental Information:
Interest Paid	5,832	-
Taxes	-	-

Supplemental Non-Cash Information:
Shares issued for commitment fees	$-	$3,000
Shares issued for sub/licensing contract	$-	$500
Shares issued for patents	$-	$20,000
Convertible note issued for accounts payable	$-	$20,000
Shares issued for stock payable	$-	$13,803
Shares issued and to be issued for payment of accounts payable	$278,000	$5,000
Recognition of lease asset and lease liability	$142,613	$-

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the year ended December 31, 2022

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

Note 2 - Organization and Significant Accounting Policies

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2022 the Company had an accumulated deficit of $7,359,525. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The allowance for doubtful trade receivables was $0 as of December 31, 2022 and 2021.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As December 31, 2022 and 2021 we had no reserve for potentially obsolete inventory. As of December 31, 2022 and 2021 we had $178,003 and $8,419 in inventory respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses for the year ended December 31, 2022 and 2021, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of December 31, 2022, the Company had $545,250 in convertible notes plus accrued interest of $259,971 that may be converted into 16,104,420 shares of common stock. As of December 31, 2021, the Company had $545,250 in convertible notes plus accrued interest of $158,914 that may be converted into 14,083,283 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. We had $0 research and development R&D expense during the years ended December 31, 2022 and 2021.

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

For the year ended December 31, 2022 and 2021 we had $90,588 and $6,938, respectively in revenue from the sale of our products.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company computes its income tax expense using a Federal Tax Rate of 21%.

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

As of December 31, 2022 and 2021, we had a net operating loss carry-forward of approximately $7,342,000 and $4,590,000 and a deferred tax asset of approximately $1,542,000 and $964,000 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have recorded a valuation allowance of approximately $1,542,000 and $964,000. FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2022 and 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Deferred tax assets	$1,542,000	$964,000
Valuation allowance	(1,542,000)	(964,000)
Net deferred tax asset	$-	$-

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the year ended December 31, 2021, an impairment loss of $20,000 was recognized on a Patent acquisition and recorded to other income (expense). There were no other such losses recognized for the year ended December 31, 2021.There were no such losses recognized during the year ended December 31, 2022.

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

Accounting Standards Issued But Not Yet Adopted

ASU 2022-02, Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued a new accounting standard that eliminates the troubled debt recognition and measurement guidance. The new standard requires that an entity apply the loan refinancing and restructuring guidance in ASC 310 to all loan modifications and/or receivable modifications. It also enhances disclosure requirements for certain refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires disclosure of current-period gross charge-offs by year of origination in the vintage disclosure. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of the new standard is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

All other ASUs issued but not yet adopted were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the year ended December 31, 2022, and 2021, we had $36,000 and $36,000, respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2022 and 2021, we had an outstanding balance due of $77,922 and $101,922, respectively, which is included in accounts payable related party on the consolidated balance sheet.

As of December 31, 2022 and 2021, we had outstanding balances due to Joey Firestone of $26,689 and $37,431, respectively, for un-reimbursed business expenses. As of December 31, 2022 and 2021, we also had an outstanding balance due to Joey Firestone of $55,000 and $115,000, respectively, for consulting services, and $245,312 and $114,583 for salary, respectively, which is included in accounts payable related party.

For the year ended December 31, 2019, we had $4,500 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2022 and 2021, we had an outstanding balance due of $4,500 and $4,913, respectively, which is included in accounts payable related party.

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

On May 6, 2022, the Company entered into a lease agreement with its CEO, Joey Firestone, for three cargo vans to be used for delivery and distribution of its products. Mr. Firestone is the guarantor of these vehicles, which he acquired for the sole purpose of the operations of Elite Beverage International. Total initial payments for all three vehicles were $19,000. $5,000.00 each for two vehicles and $9000 for one. (Mercedes Sprinter Van.) The monthly payment for each vehicle is 66 month of $706.07,(APR 8.99%) 72 months of $806.76,(APR9.95%) 72 months of $796.94. (APR 10.59%) Each vehicle has a purchase option upon the completion of the lease agreement.

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of $12,232 and $0 and $5,832 and $0 of interest expense for the years ended December 31, 2022 and 2021, respectively.

The tables below present financial information associated with our leases.

		December 31,	December 31,
	Balance Sheet Classification	2022	2021

Right-of-use assets	Other long-term assets	$130,381	$0
Current lease liabilities	Other current liabilities	17,282	0
Non-current lease liabilities	Other long-term liabilities	95,993	0

As of December 31, 2022, our maturities of our lease liabilities are as follows:

December 31, 2022
Maturity of lease liabilities	Financing Leases
2023	$27,717
2024	27,717
2025	27,717
2026	27,717
2027	27,011
Thereafter	23,019
Total lease payments	$160,898
Less: Imputed interest	(47,623)
Present value of lease liabilities	$113,275

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

December 31, 2022
Trucks	55,000

Total cost	55,000

Less accumulated depreciation	(5,515)

Net, property and equipment	$49,485

Depreciation expense for the year ended December 31, 2022 and 2021 was $5,515 and $0, respectively. The trucks are being depreciated over a useful life of 5 years.

NOTE 6 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

The Company had authorized a total of 400,000,000 shares of Common Stock, par value $0.0001 as of December 31, 2017 for Elite Beverage International. However, Elite Performance Holding Corp. is now the successor company and as of December 31, 2022 there are 465,000,000 (Four Hundred Sixty-Five Million) shares authorized par value $0.0001.

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

In November of 2021 we issued 1,110,000 shares of our common stock for our Regulation D offering valued at $111,000 at a per share price of $.10.

In the year ended December 31, 2022, we issued 18,160,000 common subscription shares to accredited investors for subscription agreements in the amount of $1,811,001.In the year ended December 31, 2022, we have also received $10,000 for shares to be issued to accredited investors for subscription agreements.

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

NOTE 9 – NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. The balance of this loan is $95,485 at December 31, 2022 and 2021.

In the second quarter and third quarter of 2022, the Company entered into a non-convertible, non-interest bearing advance for $90,000 from a third party. Monies to be paid back over the course of the next 12 months.

In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party was $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of December 31, 2022, the Company owes $29,316 on this note payable and the OID balance is $6,188, leaving a net balance of $23,128. The Company has recorded $7,313 as interest expense for the year ended December 31, 2022 related to this OID.

Gain on debt forgiveness

In the third quarter of 2022, the Company entered into a settlement agreement with a vendor settling $12,000 of accounts payable  for two payments totaling $6,000, resulting in a gain on debt forgiveness of $6,000.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $7,500 and had an outstanding balance of $0 as of September 30, 2022. On May 14, 2019 we paid $5,000 of principal on this note and as of December 31, 2022 the outstanding balance was $152,500. On March 28, 2019 the Company issued David Stoccardo an additional convertible promissory note in the amount of $7,875, with the same terms as his convertible note issued on January 7, 2019. On July 5, 2022, the Company issued 20,000 shares to this note holder and recorded $2,000 as additional interest expense for these shares, valued at $0.10 per share. The $2,000 of additional interest expense was expensed in the year ended December 31, 2022. The balance of this note at December 31, 2022 is $0. This note is in default and is accruing interest at the default rate of 18%.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000. As of December 31, 2022 the balance on this debt discount was $0. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. The outstanding balance on this note as of December 31, 2022, is $189,000. This note is in default and is accruing interest at the default rate of 18%.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount. We amortized $26,452 and $1,048 during the years ended December 31, 2020 and 2021 respectively and $1,500 for the year ended December 31, 2022 leaving a balance of $0 and the convertible note had an outstanding balance of $157,500 as of December 31, 2022. This note is in default and is accruing interest at the default rate of 18%.

On July 21, 2021 we issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, we agreed to issue 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount. We amortized $1,458 of the debt discount for the year ended December 31, 2021 and $1,500 for the nine months ended September 30, 2022 leaving a balance of $42. This note also included an original discount fee of $1,250 recorded to debt discount, we amortized $547 recorded to interest expense during the year ended December 31, 2021 and $703 for the year ended December 31, 2022 leaving a balance of $0. The outstanding balance on the note was $26,250 as of December 31, 2022. This note is in default and is accruing interest at the default rate of 18%.

On September 16, 2021 we issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of December 31, 2022.  This note is in default and is accruing interest at the default rate of 18%.

Total interest expense including discount amortization on the above notes and $955 of interest expense on the PPP loan for the year ended December 31, 2022 and 2021 was $101,510 and $95,525, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

None

NOTE 12 - CONCENTRATIONS

Concentration of Major Customers

As of December 31, 2021, the Company’s trade accounts receivables were $0 and no concentrations. For the year ended December 31, 2021, the Company received approximately 98% of its revenue from online sales.

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

As of December 31, 2021, the Company’s inventory was $8,419, which consisted of $8,419 in raw material and $0 in finished goods.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2022 through the date these consolidated financial statements were issued and has reported the following events:

As of December 31, 2022 to September 8, 2023, the Company has issued a total of 3,220,000 shares of common stock. Issuances were a combination of Reg D shares and restricted shares issued to consultants, endorsing athletes and debt conversion.

In April of 2023, the Company issued 400,000 shares of common stock to Erica Stump for outstanding debt of $40,000.

As of September 8, 2023, there were 130,001,300 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2022.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2022, and identified the following material weaknesses:

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

21

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2022. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name (age)	Position	Year First Elected a Director
Joey Firestone	Chief Executive Officer and Chairman	2018
Laya Clark	Director	2018
David Sandler	Chief Operating Officer

Background of Directors and Officers

Joey Firestone, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Joey Firestone has served as our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since May 2019. Previously, Mr. Firestone served as our Director and Secretary beginning on February of 2018. A graduate of University of Miami with a B.B.A, Mr. Firestone has over 14 years of experience in operating and growing successful businesses. He was the founder and CEO of the sports nutrition company Gifted Nutrition from 2014 to 2016, which grew into over 40 countries in less than 3 years. Founder and managing member of luxury concierge company 305 Degrees from 2007 to 2018, which was named to Inc. 500’s fastest growing private companies and top 5 travel and hospitality companies on the Inc. 5000 list in 2013. His experience in operating companies, ingredient formulations, knowledge of international markets, and marketing of sport nutrition make him a great candidate for the Company.

David Sandler, Chief Operating Officer

David Sandler has over 28 year of experience in the fitness and nutrition industry as a product scientist, strength and conditioning coach, and sports and fitness consultant. His was the former COO of ProSupps Nutrition and the creator of Hyde Power Potion energy drink. Mr Sandler was a doctoral candidate at the University of Miami and the former Assistant Strength and Conditioning Coach and head of Baseball during their 1999 National Championship season. He was also an Assistant Professor of Kinesiology and Sports Science for 6 years at Florida International University. With over three hundred international, national and regional lectures to his credit he comes in high demand and is regarded as a top expert in his field.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2022, were timely.

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

Employees

Currently, we only have two additional employees besides management. Employee agreements are only in place for Joey Firestone. Officers are devoting their time to the company in developing our products. Management is presently reviewing the near-term possibility of engaging qualified, full-time personnel to assist in developing and marketing our products. We may use non-employee consultants to assist us in formulating a research and development strategy, for designing, equipping and staffing future manufacturing facilities and for business development. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, for services rendered during years ended 2022 and 2021, respectively.

Name and Principal Position	Fiscal Year	Salary ($)(1)(2)	Incentive ($)(3)	Option Awards ($)(4)	All Other Compensation $(5)	Total ($)
Joey Firestone	2022	$125,000	-	-		$125,000
CEO, CFO & Chairman	2021	$125,000	-	-		$125,000

(1)	The amounts shown in this column represent the dollar value of base salary earned by each named executive officer (“NEO”).
(2)	Our CEO continues to defer salary until such time as the Company has improved its financial position
(3)	No incentive compensation was made to our officer and director in 2020 and therefore no amounts are shown.
(4)	Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year.
(5)	Other compensation was made up of Mr. Firestone’s expense and health insurance expenses.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of September 8, 2023, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name of Officer/Director and Control Person	Affiliation with Company (e.g. Officer/Director/ Owner of more than 5%)	Residential Address (City / State Only)(2)	Number of Common shares owned(1)	Ownership Percentage of Common Stock Outstanding(1)	Number of Preferred shares owned(1)	Ownership Percentage of Preferred Stock Outstanding(1)
Joey Firestone	Owner, Officer, Director	Miami, FL	25,000,000	19.6%	10,000,000	100%

Laya Clark	Director	Simi Valley, CA	1,600,000	1.26%	0	0%

David Sandler	Officer	Denver, CO	1,780,000	1.4%	0	0%

Jon McKenzie	Owner	Pahrump, NV	25,000,000	19.6%	0	0%

Officers and Directors As a Group			53,380,000	39.2%	10,000,000	100%

Footnote:

Joey Firestone and Jon McKenzie each own 25,000,000 shares of Common Stock, representing a total of 39.2% of the issued and outstanding shares of the Company’s Common Stock Mr. Firestone owns 10,000,000 shares of Series A Preferred Stock, representing 100% of the total issued and outstanding shares of Preferred Stock, as each share of Series A Preferred Stock votes the equivalent of 20 shares of Common Stock on all matters coming before a vote of the Company’s shareholders, and thus have sufficient voting power through their ownership of Series A Preferred Stock with super voting rights equal to 20 votes per share of common stock, to control the vote on substantially all corporate matters. Accordingly, Mr. Firestone will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business.

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

(2) Based on a total of 127,881,300 shares of common stock outstanding on December 31, 2022.

(3) Mr. Firestone also owns 10,000,000 shares of the Company’s Super Voting Series A Preferred Stock, which gives him majority voting control of the Company.

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

 Accounts and Notes Payable related party

For the year ended December 31, 2022, and 2021, we had $36,000 and $36,000, respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2022 and 2021, we had an outstanding balance due of $77,922 and $101,922, respectively, which is included in accounts payable related party on the consolidated balance sheet.

As of December 31, 2022 and 2021, we had outstanding balances due to Joey Firestone of $26,689 and $37,431, respectively, for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $55,000 and $115,000, respectively, for consulting services, and $245,312 and $114,583 for salary, respectively, which is included in accounts payable related party.

For the year ended December 31, 2019, we had $4,500 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2022, we had an outstanding balance due of $4,913, which is included in accounts payable related party.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered our independent registered public accountants, M&K CPAS, PLLC for audits and reviews performed for the years ended December 31, 2022 and December 31, 2021. Fees for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Audit Fees	$12,000	10,000
Audit-Related Fees	8,000	7,000
Total Audit and Audit-Related Fees	20,000	17,000
Tax Fees	-	-
All Other Fees	-	-

Total	$20,000	$17,000

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid in 2022 and 2021.

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

Signature	Title	Date

/s/ Joey Firestone	Chief Executive Officer and Chairman	September 8, 2023
Joey Firestone

