Form 10-Q
period 2023-03-31
Elite Performance Holding Corp
filed 2023-09-08
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: March 31, 2023

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Tabe of Contents

Elite Performance Holding Corp.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash	$-	$8,993
Accounts receivable	23,688	25,202
Inventory	162,745	178,003
Prepaid expenses	-	1,951
Total Current Assets	186,433	214,148

Property and equipment, net	46,773	49,485
Right of use asset	124,327	130,381
TOTAL ASSETS	$357,533	$394,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$683,504	$629,079
Accounts payable and accrued expenses related party	447,200	409,423
Bank overdraft	521	-
Accrued expenses	326,178	293,589
Lease liability - current	17,712	17,282
Notes payable, net of OID of $24,583 and $6,188, respectively	82,960	23,128
Advances	140,000	90,000
Convertible notes payable (net of debt discount)	555,250	545,250
Total Current Liabilities	2,253,325	2,007,751

Longterm Liabilities
Lease liability - long-term	92,896	95,993
PPP Loan	95,485	95,485
Total Long-Term Liabilities	188,381	191,478
Total Liabilities	2,441,706	2,199,229

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 128,481,300 and 127,881,300 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	12,848	12,788
Shares to be issued	69,000	50,000
Additional paid-in capital	5,539,357	5,473,417
Accumulated deficit	(7,706,378)	(7,342,419)
Total Stockholders' Deficit	(2,084,173)	(1,805,214)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$357,533	$394,014

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Operations

for the three months ended March 31,

(Unaudited)

	2023	2022

REVENUES	$9,908	$285
COST OF GOODS SOLD	15,258	6,443
GROSS PROFIT (LOSS)	(5,350)	(6,158)

OPERATING EXPENSES
Legal and accounting	66,723	31,046
Advertising	24,654	28,774
Consulting	116,964	416,600
General and administrative	113,038	74,341
Total Operating Expenses	321,379	550,761

OPERATING LOSS	(326,729)	(556,919)

OTHER INCOME (EXPENSE)
Interest expense	(37,230)	(25,105)

Total Other Income (Expense)	(37,230)	(25,105)

NET LOSS	$(363,959)	$(582,024)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	128,215,744	102,789,744

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Stockholders’ Deficit

for the three months ended March 31,

(Unaudited)

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)

Balance December 31, 2022	127,881,300	$12,788	10,000,000	$1,000	$50,000	$5,473,417	$(7,342,419)	$(1,805,214)

Reg D subscriptions	600,000	60	-	-		59,940	-	60,000
Shares issued for services	-	-	-	-	10,000	6,000	-	16,000
Shares to be issued for Reg D subscriptions	-	-	-	-	9,000	-	-	9,000
Net loss	-	-	-	-	-	-	(363,959)	(363,959)
Balance March 31, 2023	128,481,300	$12,848	10,000,000	$1,000	$69,000	$5,539,357	$(7,706,378)	$(2,084,173)

Balance December 31, 2021	98,971,300	$9,896	10,000,000	$1,000	$5,000	$2,585,308	$(4,589,932)	$(1,988,728)

Reg D subscriptions	5,000,000	500	-	-	-	499,500	-	500,000
Shares issued for services	3,390,000	339	-	$-	-	338,661	-	339,000
Net loss	-	-	-	-	-	-	(582,024)	(582,024)
Balance March 31, 2022	107,361,300	10,735	10,000,000	1,000	5,000	3,423,469	(5,171,956)	(1,731,751)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Cash Flows

for the three months ended March 31,

(Unaudited)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(363,959)	$(582,024)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	11,104	1,063
Shares issued and to be issued for services	16,000	339,001
Depreciation expense	2,712	-
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	1,514	-
(Increase) / decrease in inventory	15,258	(308,458)
(Increase) / decrease in prepaid expenses	1,951	(9,250)
(Increase) / decrease in other assets	6,054	-
Increase in accounts payable - Related party	37,778	35,900
Increase in accounts payable and accrued expenses	87,014	63,790
Net Cash Used in Operating Activities	(184,574)	(459,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	10,000	-
Proceeds from notes payable	99,376	-
Repayments of notes payable	(50,648)	-
Bank overdraft	521	-
Payments on financing leases	(2,668)	-
Proceeds from advances	50,000	-
Proceeds from sale of stock	-	500,000
Proceeds from sale of common stock and shares to be issued	69,000	-
Net Cash Provided by Financing Activities	175,581	500,000

Increase (Decrease) in Cash	(8,993)	40,022

CASH AT BEGINNING OF YEAR	8,993	1,801

CASH AT END OF YEAR	$-	$41,823

Supplemental Information:
Interest Paid	2,743	-
Taxes	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the three months ended March 31, 2023

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

Note 2 - Organization and Significant Accounting Policies

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2023 the Company had an accumulated deficit of $7,706,378. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  As of March 31, 2023 and December 31, 2022, we had $23,688 and $25,202 in accounts receivable respectively.  The allowance for doubtful trade receivables was $0 as of March 31, 2023 and December 31, 2022, respectively.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2023 and December 31, 2022, we had $162,745 and $178,003 in inventory respectively.  We had no reserve for potentially obsolete inventory as of March 31, 2023 and December 31, 2022, respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense.  As of March 31, 2023 and December 31, 2022, we had $0 and $1,951 in prepaid expenses, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of March 31, 2023 and December 31, 2022, so then diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of March 31, 2023, the Company had $555,250 in convertible notes plus accrued interest of $281,304 that may be converted into 16,549,882 shares of common stock. As of December 31, 2022, the Company had $545,250 in convertible notes plus accrued interest of $259,971 that may be converted into 16,104,420 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the three months ended March 31, 2023 and 2022, we had $0 research and development (R&D) expense, respectively.

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

For the three months ended, as of March 31, 2023 and 2022, we had $9,908 and $285, respectively in revenue from the sale of our products.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the three months ended, as of March 31, 2023 and 2022, we did not record any impairment on our previously announced Patent acquisition, resulting in no other income (expense) being recognized.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the three months ended March 31, 2023 and 2022, we had $9,000, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of March 31, 2023, we had an outstanding balance due of $86,922, which is included in accounts payable related party.

For the three months ended March 31, 2023 and 2022, we had $10,815 and $9,000, respectively, for un-reimbursed business expenses.  As of March 31, 2023 and December 31,2022, we had outstanding balances due to Joey Firestone of $37,653 and $26,689, respectively, for un-reimbursed business expenses. As of March 31, 2023 and December 31, 2022, we also had an outstanding balance due to Joey Firestone of $40,000 and $55,000, respectively, for consulting services, and $278,125 and $245,312 for salary, respectively, which is included in accounts payable related party.

For the three months ended March 31, 2023 and 2022, we had $0 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of March 31, 2023 and December 31, 2022, we had an outstanding balance due of $4,500, respectively, which is included in accounts payable related party.

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

On May 6, 2022, the Company entered into a lease agreement with its CEO, Joey Firestone, for three cargo vans to be used for delivery and distribution of its products. Mr. Firestone is the guarantor of these vehicles, which he acquired for the sole purpose of the operations of Elite Beverage International. The monthly payment for each vehicle is 66 months of $706.07(APR 8.99%) (2019 Mercedes Sprinter Van), 72 months of $806.76 (APR9.95%) (2019 Ford Transit Van), and 72 months of $796.94. (APR 10.59%) (2020 Ford Transit Van) Each vehicle has a purchase option upon the completion of the lease agreement. Total initial payments were $19,000 for all three vehicles which was $9,000. $5,000, and $5,000 for each one, respectively.

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of $6,054 and $0 plus interest expense of $2,743 and $0 during the three months ended March 31, 2023 and 2022, respectively.

The tables below present financial information associated with our leases.

		March 31,	December 31,
	Balance Sheet Classification	2023	2022

Right-of-use assets	Other long-term assets	$124,327	$130,381
Current lease liabilities	Other current liabilities	17,712	17,282
Non-current lease liabilities	Other long-term liabilities	92,896	95,993

As of March 31, 2023, our maturities of our lease liabilities are as follows:

March 31, 2023
Maturity of lease liabilities	Financing Leases
2023	$20,788
2024	27,717
2025	27,717
2026	27,717
2027	27,011
Thereafter	23,019
Total lease payments	$154,675
Less: Imputed interest	(44,067)
Present value of lease liabilities	$110,608

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

March 31, 2023
Trucks	55,000

Total cost	55,000

Less accumulated depreciation	(8,227)

Net, property and equipment	$46,773

Depreciation expense for the three months ended March 31 2023 and 2022 was $2,712 and $0, respectively. The trucks are being depreciated over a useful life of 5 years.

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

Restricted Shares issued

On January 1, 2021, the Company entered into a royalty free trademark licensing agreement between Elite Beverage International Corp. and its subsidiary BYLT Performance LLC in consideration for 5,000,000 (valued par at $0.0001 per share) shares in the amount of $500 which were issued April 29, 2021.

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

In November of 2021 we issued 1,110,000 shares of our common stock for our Regulation D offering valued at $111,000 at a per share price of $0.10.

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

For the three months ended as of March 31, 2023, we issued (to be issued) shares for subscriptions:

100,000 shares in connection with our Regulation D offering in the amount of $10,000 valued at $0.10 per share.

500,000 shares in connection with our Regulation D offering in the amount of $50,000 valued at $0.10 per share.

90,000 shares to be issued in connection with our Regulation D offering in the amount of $9,000 valued at $0.10 per share. The $9,000 was expensed for the three months ended March 31, 2023.

For the three months ended as of March 31, 2023, we issued (to be issued) shares for services:

100,000 shares to be issued in the amount of $10,000 valued at $0.10 per share. The $10,000 was expensed for the three months ended March 31, 2023.

30,000 shares to be issued in the amount of $3,000 valued at $0.10 per share. The $3,000 was expensed for the three months ended March 31, 2023.

30,000 shares to be issued in the amount of $3,000 valued at $0.10 per share. The $3,000 was expensed for the three months ended March 31, 2023.

As of March 31, 2023 we had 128,481,300 common shares outstanding.

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

On March 03, 2023, Jon McKenzie transferred his ownership of 5,000,000 Series A Preferred shares with super voting rights to Chairman and CEO Joey Firestone.

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

NOTE 9 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program (PPP) with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. On the PPP loan, interest expense was $239 for the three months ended March 31 2023 and 2022, respectively. The balance of this PPP loan is $95,485 as of March 31, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2022 and the first quarter of 2023, the Company entered into a non-convertible, non-interest bearing advance for $90,000 and $50,000, respectively from a third party and the monies will be paid back over the course of the next 12 months.  As of March 31, 2023 and December 31, 2022, the balance of this advance is $140,000 and $90,000, respectively.

In January of 2023, the Company entered into a refinance agreement with a third party that held the original agreement on July of 2022.  In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party was $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of December 31, 2022, the Company owes $29,316 on this note payable and the OID balance is $6,188, leaving a net balance of $23,128. The Company has recorded $7,313 as interest expense for the year ended December 31, 2022 related to this OID.  For the refinance terms in January of 2023 agreement, the Company funded amount by the third party was $98,500, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 60 weekly installments of $2,133, for a total amount of $128,000 to be paid back. This note contains Original Issue Discount (OID) of $29,500 at issuance. As of March 31, 2023, the Company owes $107,543 on this note payable and the OID balance is $24,583, leaving a net balance of $82,960. The Company has recorded $4,917 as interest expense for the three months ended March 31, 2023 related to this OID.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $7,500 and had an outstanding balance of $0 as of September 30, 2022. On May 14, 2019 we paid $5,000 of principal on this note and as of March 31, 2023 and December 31, 2022, the outstanding balance was $152,500, respectively. On March 28, 2019 the Company issued David Stoccardo an additional convertible promissory note in the amount of $7,875, with the same terms as his convertible note issued on January 7, 2019 and it was fully satisfied as of December 31, 2022.  On July 5, 2022, the Company issued 20,000 shares to this note holder and recorded $2,000 as additional interest expense for these shares, valued at $0.10 per share. The $2,000 of additional interest expense was expensed in the year ended December 31, 2022. The balance of this note as of March 31, 2023 and December 31, 2022 is $0, respectively. This note is in default and is accruing interest at the default rate of 18%.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000. March 31, 2023 and December 31, 2022, balance on this debt discount was $0, respectively. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. The outstanding balance on this note as of March 31, 2023 and December 31, 2022 was $189,000, respectively. This note is in default and is accruing interest at the default rate of 18%.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount. We amortized $26,452 and $1,048 during the years ended December 31, 2020 and 2021 respectively and $1,500 for the year ended December 31, 2022 leaving a balance of $0 and the convertible note had an outstanding balance of $157,500 as of March 31, 2023 and December 31, 2022, respectively. This note is in default and is accruing interest at the default rate of 18%.

On July 21, 2021 we issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, we agreed to issue 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount. We amortized $1,458 of the debt discount for the year ended December 31, 2021 and $1,500 for the nine months ended September 30, 2022 leaving a balance of $42. This note also included an original discount fee of $1,250 recorded to debt discount, we amortized $547 recorded to interest expense during the year ended December 31, 2021 and $703 for the year ended December 31, 2022 leaving a balance of $0. The outstanding balance on the note was $26,250 as of March 31, 2023 and December 31, 2022, respectively. This note is in default and is accruing interest at the default rate of 18%.

On September 16, 2021 we issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of March 31, 2023 and December 31, 2022, respectively.  This note is in default and is accruing interest at the default rate of 18%.

On March 1, 2023 we entered into a convertible promissory note in the amount of $10,000 with an interest rate of 8% per annum and a maturity date of March 1, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.50. The outstanding balance on the note was $10,000 as of March 31, 2023

Total interest expense including discount amortization on the above notes for the 3 months ended March 31, 2023 and 2022 was $37,230 includes the finance lease interest on automobiles as referenced in Note 4 and $25,105, respectively.

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

As of March 31, 2023, the Company’s trade accounts receivables were $23,688 and 1 customer accounted for 90% of the trade accounts receivable balance. For three months ended March 31, 2023, the Company received approximately 68% of its revenue from online sales.

NOTE 13 - INVENTORY

As of March 31, 2023, the Company’s inventory was $162,745, which consisted of $48,304 in raw material and $114,441 in finished goods.

As of December 31, 2022, the Company’s inventory was $178,003, which consisted of $46,740 in raw material and $131,263 in finished goods.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2023 through the date these consolidated financial statements were issued and has reported the following events:

In April of 2023, the Company issued 400,000 shares of common stock to Erica Stump for outstanding debt of $40,000.

In May of 2023, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of May 3, 2024.

From April 1, 2023 to June 30, 2023, the Company has issued a total of 400,000 shares of common stock from the Reg. D offering and 760,000 shares of common stock for services provided.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of March 31, 2023, we had an accumulated deficit totaling ($7,706,378). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the Three Months Ended March 31, 2023 Compared To The Three Months Ended March 31, 2022.

Operating Revenues

The Company’s revenues were $9,908 for the three months ended March 31, 2023, compared to $285 for the three months ended March 31, 2022.

Gross Profit (Loss)

For the three months ended March 31, 2023, the Company’s gross profit (loss) was ($5,350) compared to ($6,158) for the three months ended March 31, 2022.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended March 31, 2023, general and administrative expenses were $113,038 compared to $74,341 for the three months ended March 31, 2022, an increase of $38,697. This increase was due to an increase in operations.

Advertising Expense

For the three months ended March 31, 2023, advertising expenses were $24,654 compared to $28,774 for the three months ended March 31, 2022, a decrease of $4,120.

Legal and Accounting Expense

For the three months ended March 31, 2023, Legal and Accounting expenses were $66,723 compared to $31,046 for the three months ended March 31, 2022, an increase of $35,677. This increase was due to an increase in operations and legal filings.

Consulting expense

For the three months ended March 31, 2023, Consulting expenses were $116,964 compared to $416,600 for the three months ended March 31, 2022, a decrease of $299,636. This decrease was due to less consultants working.

Interest Expense

For the three months ended March 31, 2023, Interest expenses were ($37,230) compared to (25,105) for the three months ended March 31, 2022, an increase of $12,125. This increase was due to added vehicle leases and notes  outstanding.

Our net loss for the three months ended March 31, 2023, was ($363,959) compared to ($582,024) for the three months ended March 31, 2022, a decrease of $218,065. This decrease was due primarily from the sales and operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2023, the Company had total current assets of $186,433 compared to $214,148  at December 31, 2022.

At March 31, 2023, the Company had total current liabilities of $2,253,325 compared to $2,007,751 at December 31, 2022.

We had working capital deficit of $2,066,892 as of March 31, 2023, compared to $1,793,603 as of December 31, 2022.

Cashflow from Operating Activities

During the three months ended March 31, 2023, cash provided by (used in) operating activities was ($184,574) compared to ($459,978) for three months ended March 31, 2022. Cash used in operating activities for the three months ended March 31, 2023 was primarily the result of a $363,959 net loss.

Cashflow from Investing Activities

During the three months ended March 31, 2023, cash used in investing activities was $0 compared to $0 for the three months ended March 31, 2022.

Cashflow from Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities was $175,581 compared to $500,000 for the three months ended March 31, 2022 Cash provided by financing activities for the three months ended March 31, 2023 was primarily the result of proceeds from sales of common stock.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended March 31, 2023, have been prepared on a going concern basis and Note 8 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the three months ended as of March 31, 2023, we issued (to be issued) shares for subscriptions:

100,000 shares in connection with our Regulation D offering in the amount of $10,000 valued at $0.10 per share.

500,000 shares in connection with our Regulation D offering in the amount of $50,000 valued at $0.10 per share.

90,000 shares to be issued in connection with our Regulation D offering in the amount of $9,000 valued at $0.10 per share. The $9,000 was expensed for the three months ended March 31, 2023.

For the three months ended as of March 31, 2023, we issued (to be issued) shares for services:

100,000 shares to be issued in the amount of $10,000 valued at $0.10 per share. The $10,000 was expensed for the three months ended March 31, 2023.

30,000 shares to be issued in the amount of $3,000 valued at $0.10 per share. The $3,000 was expensed for the three months ended March 31, 2023.

30,000 shares to be issued in the amount of $3,000 valued at $0.10 per share. The $3,000 was expensed for the three months ended March 31, 2023.

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

