Form 10-Q
period 2023-09-30
Elite Performance Holding Corp
filed 2023-11-16
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

(844) 426-2958

(Registrant’s telephone number, including area code)

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

As of November 16, 2023, there were 130,341,300 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$-	$8,993
Accounts receivable	-	25,202
Inventory	143,130	178,003
Prepaid expenses	-	1,951
Total Current Assets	143,130	214,149

Property and equipment, net	41,258	49,485
Right of use asset	112,332	130,381
TOTAL ASSETS	$296,720	$394,015

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$747	$-
Accounts payable	859,529	629,079
Accounts payable and accrued expenses related party	557,048	409,423
Accrued expenses	366,041	293,589
Lease liability - current	18,602	17,282
Notes payable, net of OID of $11,799 and $6,188, respectively	70,070	23,128
Advances	140,000	90,000
Convertible notes payable (net of debt discount)	795,250	545,250
Total Current Liabilities	2,807,287	2,007,751

Longterm Liabilities
Lease liability - long-term	86,398	95,993
PPP Loan	95,485	95,485
Total Long-Term Liabilities	181,883	191,478
Total Liabilities	2,989,170	2,199,229

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 130,091,300 and 127,881,300 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	13,009	12,788
Shares to be issued	50,000	50,000
Additional paid-in capital	5,723,194	5,473,417
Accumulated deficit	(8,479,653)	(7,342,419)
Total Stockholders’ Deficit	(2,692,450)	(1,805,214)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$296,720	$394,015

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

REVENUES	$13,433	$19,596	$40,141	$22,197
COST OF GOODS SOLD	13,267	41,374	43,476	102,853
GROSS PROFIT (LOSS)	166	(21,778)	(3,335)	(80,656)

OPERATING EXPENSES
Legal and accounting	65,765	92,320	206,406	187,366
Advertising	21,251	80,545	63,462	162,500
Consulting	140,900	370,421	372,724	995,321
General and administrative	141,815	222,789	387,829	465,922
Total Operating Expenses	369,731	766,075	1,030,421	1,811,109

OPERATING LOSS	(369,565)	(787,853)	(1,033,756)	(1,891,765)

OTHER INCOME (EXPENSE)
Other income	10,188	-	10,188	-
Gain on debt forgiveness	-	6,000	-	6,000
Interest expense	(40,797)	(29,699)	(113,666)	(79,908)

Total Other Expense	(30,609)	(23,699)	(103,478)	(73,908)

NET LOSS	$(400,174)	$(811,552)	$(1,137,234)	$(1,965,673)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	129,758,257	115,802,496	128,996,245	109,268,351

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Stockholders’ Deficit
For the Nine months ended September 30, 2023 and 2022
(Unaudited)

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balance December 31, 2022	127,881,300	12,788	10,000,000	1,000	50,000	5,473,417	(7,342,419)	(1,805,214)

Shares to be issued for Reg D subscriptions	600,000	60	-	-	9,000	59,940	-	69,000
Shares issued for services	-	-	-	-	10,000	6,000	-	16,000
Net loss	-	-	-	-	-	-	(363,959)	(363,959)
Balance March 31, 2023	128,481,300	12,848	10,000,000	1,000	69,000	5,539,357	(7,706,378)	(2,084,173)

Reg D subscriptions	130,000	13	-	-	-	12,987	-	13,000
Shares to be issued fro Reg D subscriptions	-	-	-	-	(9,000)	-	-	(9,000)
Shares issued for services	660,000	66	-	-	-	59,934	-	60,000
Shares to be issued for Services	-	-	-	-	(10,000)	-	-	(10,000)
Shares issued in connection with conversion of convertible debt	120,000	12	-	-	-	34,988	-	35,000
Net loss	-	-	-	-	-	-	(373,101)	(373,101)
Balance June 30, 2023	129,391,300	12,939	10,000,000	1,000	50,000	5,647,266	(8,079,479)	$(2,368,274)

Shares issued for services	660,000	66	-	-	-	65,934	-	66,000
Shares issued in connection with conversion of convertible debt	40,000	4	-	-	-	9,996	-	10,000
Rounding	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	(400,174)	(400,174)
Balance September 30, 2023	130,091,300	$13,009	10,000,000	$1,000	$50,000	$5,723,194	$(8,479,653)	$(2,692,450)

Balance December 31, 2021	$98,971,300	$9,896	$10,000,000	$1,000	$5,000	$2,585,308	$(4,589,932)	$(1,988,728)

Reg D subscriptions	5,000,000	500	-	-	-	499,500	-	500,000
Shares issued for services	3,390,000	339	-	-	-	338,661	-	339,000
Net loss	-	-	-	-	-	-	(582,024)	(582,024)
Balance March 31, 2022	107,361,300	10,735	10,000,000	1,000	5,000	3,423,469	(5,171,956)	(1,731,751)

Reg D subscriptions	3,440,000	345	-	-	-	343,656	-	344,000
Shares to be issued fro Reg D subscriptions	-	-	-	-	10,000	-	-	10,000
Shares issued for services	1,025,000	102	-	-	-	102,398	-	102,500
Shares issued for settlement of accounts payable	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(572,097)	(572,097)
Balance June 30, 2022	111,826,300	11,182	10,000,000	1,000	25,000	3,869,523	(5,744,053)	(1,837,348)

Reg D subscriptions	5,570,000	557	-	-	-	556,443	-	557,000
Shares issued in connection with convertible debt	20,000	2	-	-	-	1,998	-	2,000
Shares issued for services	1,645,000	165	-	-	53,500	164,336	-	218,000
Shares issued for settlement of accounts payable	400,000	40	-	-	90,000	39,960	-	130,000
Net loss	-	-	-	-	-	-	(811,552)	(811,552)
Balance September 30, 2022	119,461,300	11,945	10,000,000	1,000	$168,500	4,632,259	(6,555,605)	(1,741,900)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,137,234)	$(1,965,673)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	23,888	5,779
Shares issued and to be issued for services	132,000	659,500
Shares issued in connection with convertible debt	-	2,000
Gain on debt forgiveness	-	(6,000)
Depreciation expense	8,228	2,742
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	25,202	-
(Increase) / decrease in inventory	34,873	(247,373)
(Increase) / decrease in prepaid expenses	1,951	(4,063)
(Increase) / decrease in other assets	18,049	-
Increase in accounts payable - related party	147,625	79,262
Increase in accounts payable and accrued expenses	302,900	85,842
Net Cash Used in Operating Activities	(442,518)	(1,387,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(55,000)
Net Cash Used in Investing Activities	-	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	295,000	10,000
Proceeds from notes payable	98,500	50,460
Repayments of notes payable	(75,447)	(17,323)
Bank overdraft	747	-
Payments on financing leases	(8,275)	-
Proceeds from advances	50,000	-
Proceeds from sale of stock	-	1,411,001
Proceeds from sale of common stock and shares to be issued	73,000	-
Net Cash Provided by Financing Activities	433,525	1,454,138

(Decrease) Increase in Cash	(8,993)	11,154

CASH AT BEGINNING OF PERIOD	8,993	1,801

CASH AT END OF PERIOD	-	$12,955

Supplemental Information:
Interest Paid	16,799	-
Taxes	-	-

Shares issued in conversion with convertible notes	45,000	$-
Shares issued and to be issued for payment of accounts payable	-	$140,000
Recognition of lease asset and lease liability	-	$121,301

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the nine months ended September 30, 2023

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

On September 29, 2021, the Company entered into an Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for the transfer and assignment of the SmartCarb® technology (US Patent No. 11,103,522 issued August 31, 2021.) This Agreement gives the Company the intellectual property and patent ownership for 400,000 shares valued at $20,000 that were issued October 1, 2021. For the year ended December 31, 2021, an impairment loss of 20,000 was recognized on the Patent acquisition and recorded to other income (expense).

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2023 the Company had an accumulated deficit of $8,476,880. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. As of September 30, 2023 and December 31, 2022, we had $0 and $25,202 in accounts receivable respectively. The allowance for doubtful trade receivables was $0 as of September 30, 2023 and December 31, 2022, respectively.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2023 and December 31, 2022, we had $143,130 and $178,003 in inventory respectively.  We had no reserve for potentially obsolete inventory as of September 30, 2023 and December 31, 2022, respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense.  As of September 30, 2023 and December 31, 2022, we had $0 and $1,951 in prepaid expenses, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of September 30, 2023 and December 31, 2022, so then diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of September 30, 2023, the Company had $795,250 in convertible notes plus accrued interest of $336,360 that may be converted into 18,553,001 shares of common stock. As of December 31, 2022, the Company had $545,250 in convertible notes plus accrued interest of $259,971 that may be converted into 16,104,420 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the three and nine months ended September 30, 2023 and 2022, we had $0 research and development (R&D) expense, respectively.

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

For the nine months ended September 30, 2023 and 2022, we had $40,141 and $22,197, respectively in revenue from the sale of our products.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the nine months ended September 30, 2023 and 2022, we did not record any impairment on our previously announced Patent acquisition, resulting in no other income (expense) being recognized.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the nine months ended September 30, 2023 and 2022, we had $27,000, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of September 30, 2023 and December 31, 2022, we had an outstanding balance due of $104,922 and $77,922, which is included in accounts payable related party.

For the nine months ended September 30, 2023 and 2022, we incurred $0 and $26,689, respectively, for un-reimbursed business expenses.  As of September 30, 2023 and December 31, 2022, we had outstanding balances due to Joey Firestone of $26,689, respectively, for un-reimbursed business expenses. As of September 30, 2023 and December 31, 2022, we also had an outstanding balance due to Joey Firestone of $40,000 and $85,000, respectively, for consulting services, and $380,937 and $215,312 for salary, respectively, which is included in accounts payable related party.

For the nine months ended September 30, 2023 and 2022, we had $0 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of September 30, 2023 and December 31, 2022, we had an outstanding balance due of $4,500, respectively, which is included in accounts payable related party.

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

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of $18,049 and $0 plus interest expense of $7,870 and $2,859 during the nine months ended September 30, 2023 and 2022, respectively.

The tables below present financial information associated with our leases.

	Balance Sheet	September 30,	December 31,
	Classification	2023	2022

Right-of-use assets	Other long-term assets	$112,332	$130,381
Current lease liabilities	Other current liabilities	18,602	17,282
Non-current lease liabilities	Other long-term liabilities	86,398	95,993

As of September 30, 2023, our maturities of our lease liabilities are as follows:

September 30, 2023
Maturity of lease liabilities	Financing Leases
2023	$6,929
2024	27,717
2025	27,717
2026	27,717
2027	27,012
Thereafter	10,099
Total lease payments	$127,191
Less: Imputed interest	(22,191)
Present value of lease liabilities	$105,000

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

September 30, 2023
Trucks	55,000

Total cost	55,000

Less accumulated depreciation	(13,742)

Net, property and equipment	$41,258

Depreciation expense for the nine months ended September 30 2023 and 2022 was $8,228 and $2,742, respectively. The trucks are being depreciated over a useful life of 5 years.

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

For the nine months ended - September 30, 2023, we issued (to be issued) shares for subscriptions:

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

For the nine months ended September 30, 2023, we issued (to be issued) shares for services:

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

100,000 shares issued in the amount of $10,000 valued at $0.10 per share were issued for consulting services.

10,000 shares issued in the amount of $1,000 valued at $0.10 per share were issued for consulting services.

500,000 shares issued in the amount of $50,000 valued at $0.10 per share were issued for consulting services.

50,000 shares issued in the amount of $5,000 valued at $0.10 per share were issued for consulting services.

For the nine months ended September 30, 2023, we issued (to be issued) shares for the conversion of convertible notes payable.

20,000 shares issued in the amount of $10,000 valued at $0.50 per share were issued for the conversion of $10,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

100,000 shares issued in the amount of $25,000 valued at $0.25 per share were issued for the conversion of $25,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

40,000 shares issued in the amount of $10,000 valued at $0.25 per share were issued for the conversion of $10,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

As of September 30, 2023 we had 130,091,300 common shares outstanding.

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

NOTE 9 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program (PPP) with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. On the PPP loan, interest expense was $3,587 for the nine months ended September 30 2023 and $2,632 for the nine months ended September 30, 2022, respectively. The balance of this PPP loan is $95,485 as of September 30, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2022 and the nine months ended in September 30, 2023, the Company entered into a non-convertible, non-interest bearing advance for $90,000 and $50,000, respectively from a third party and the monies will be paid back over the course of the next 12 months.  As of September 30, 2023 and December 31, 2022, the balance of this advance is $140,000 and $90,000, respectively.

In January of 2023, the Company entered into a refinance agreement with a third party that held the original agreement on July of 2022.  In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party was $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of December 31, 2022, the Company owed $29,316 on this note payable and the OID balance is $6,188, leaving a net balance of $23,128. The Company has recorded $7,313 as interest expense for the year ended December 31, 2022 related to this OID.  For the refinance terms in January of 2023 agreement, the Company funded amount by the third party was $98,500, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 60 weekly installments of $2,133, for a total amount of $128,000 to be paid back. This note contains Original Issue Discount (OID) of $29,500 at issuance. As of September 30, 2023, the Company owes $81,869 on this note payable and the OID balance is $11,799, leaving a net balance of $70,070. The Company has recorded $17,700 as interest expense for the nine months ended September 30, 2023 related to this OID.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $7,500 and had an outstanding balance of $0 as of September 30, 2022. On May 14, 2019 we paid $5,000 of principal on this note and as of September30, 2023 and December 31, 2022, the outstanding balance was $152,500, respectively. On March 28, 2019 the Company issued David Stoccardo an additional convertible promissory note in the amount of $7,875, with the same terms as his convertible note issued on January 7, 2019 and it was fully satisfied as of December 31, 2022.  On July 5, 2022, the Company issued 20,000 shares to this note holder and recorded $2,000 as additional interest expense for these shares, valued at $0.10 per share. The $2,000 of additional interest expense was expensed in the year ended December 31, 2022. The balance of this note as of September 30, 2023 and December 31, 2022 is $0, respectively. This note is in default and is accruing interest at the default rate of 18%.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000. At September 30, 2023 and December 31, 2022, balance on this debt discount was $0, respectively. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. The outstanding balance on this note as of September 30, 2023 and December 31, 2022 was $189,000, respectively. This note is in default and is accruing interest at the default rate of 18%.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount. The Company recorded $0 and $1,503 as interest expense related to this OID for the nine months ended September 30, 2023 and 2022, respectively.  The convertible note had an outstanding balance of $157,500 as of September 30, 2023 and December 31, 2022, respectively. This note is in default and is accruing interest at the default rate of 18%.

On July 21, 2021 we issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, we agreed to issue 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount.. This note also included an original discount fee of $1,250 recorded to debt discount, we amortized $703 for the year ended December 31, 2022 leaving a balance of $0. The Company recorded $0 and $620 as interest expense related to this OID for the nine months ended September 30, 2023 and 2022, respectively.  The outstanding balance on the note was $26,250 as of September 30, 2023 and December 31, 2022, respectively. This note is in default and is accruing interest at the default rate of 18%.

On September 16, 2021 we issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 per share of common stock or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of September 30, 2023 and December 31, 2022, respectively.  This note is in default and is accruing interest at the default rate of 18%.

On March 1, 2023 we entered into a convertible promissory note in the amount of $10,000 with an interest rate of 8% per annum and a maturity date of March 1, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.50 per share of common stock. The debt holder exercised the convertible option on the $10,000 note and converted the entire amount into 20,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction The outstanding balance on the note was $0 as of September 30, 2023 as a result of the common stock conversion occurred.

On May 3, 2023 we entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of May 3, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The debt holder exercised the convertible option on the $25,000 note and converted the entire amount into 100,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction The outstanding balance on the note was $0 as of September 30, 2023 as a result common stock conversion occurred.

On May 15, 2023 we entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 15, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock, which debt holder did not opt in.  The outstanding balance on the note was $50,000 as of September 30, 2023.

On May 16, 2023 we entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 16, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $50,000 as of September 30, 2023.

On June 23, 2023 we entered into a convertible promissory note in the amount of $150,000 with an interest rate of 10% per annum and a maturity date of June 23, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $150,000 as of September 30, 2023.

On September 12, 2023, we entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of September 11, 2024. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 40,000 shares on September 25, 2023. The outstanding balance on the note was $0 as of September 30, 2023.

Total interest expense including discount amortization on the above notes for the nine months ended September 30, 2023 and 2022 was $113,666 (including the finance lease interest on automobiles as referenced in Note 4) and $79,908, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

None

NOTE 12 - CONCENTRATIONS

Concentration of Major Customers

For the nine months ended September 30, 2023, the Company received approximately 32% of its revenue from online sales.

As of December 31, 2022, the Company’s trade accounts receivables were $25,202 and 1 customer accounted for 90% of the trade accounts receivable balance. For the year ended December 31, 2022, the Company received approximately 23% of its revenue from online sales and 1 customer accounted for 15% of total revenue.

NOTE 13 - INVENTORY

As of September 30, 2023, the Company’s inventory was $143,130, which consisted of $47,221 in raw material and $95,909 in finished goods.

As of December 31, 2022, the Company’s inventory was $178,003, which consisted of $46,740 in raw material and $131,263 in finished goods.

NOTE 14 - OTHER INCOME

On January 10, 2022 (the “effective date”), the Company entered into a settlement agreement with a third party related to patent infringement. The term of this settlement agreement is from the effective date and terminates on December 31, 2023 (the “termination date”). The third party will pay a 7% royalty fee to the Company on the sale of its products through the termination date. For the nine and three months ended September 30, 2023 and since the effective date of this agreement, the Company recorded $10,188 in other income related to the royalty fees.

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2023 through the date these consolidated financial statements were issued and has reported the following events:

From October 1, 2023 to November 16, 2023, the Company has issued a total of 250,000 shares of common stock for consulting services provided.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of September 30, 2023, we had an accumulated deficit totaling ($8,479,653). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the three and nine months ended September 30, 2023 Compared to the three and months ended September 30, 2022.

Operating Revenues

The Company’s revenues were $13,433 for the three months ended September 30, 2023, compared to $19,596 for the three months ended September 30, 2022.

Gross Profit (Loss)

For the three months ended September 30, 2023, the Company’s gross profit (loss) was $166 compared to ($21,778) for the three months ended September 30, 2022.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended September 30, 2023, general and administrative expenses were $141,815 compared to $222,789 for the three months ended September 30, 2022, a decrease of $80,974. This decrease was due to a decrease in consultants.

Advertising Expense

For the three months ended September 30, 2023, advertising expenses were $21,251 compared to $80,545 for the three months ended September 30, 2022, a decrease of $59,294. This decrease was due to a decrease in product marketing expense.

Legal and Accounting Expense

For the three months ended September 30, 2023, Legal and Accounting expenses were $65,765 compared to $92,320 for the three months ended September 30, 2022, a decrease of $26,555. This decrease was due to a decrease in operations and legal filings.

Consulting expense

For the three months ended September 30, 2023, Consulting expenses were $140,900 compared to $370,421 for the three months ended September 30, 2022, a decrease of $229,521. This decrease was due to less consultants working.

Interest Expense

For the three months ended September 30, 2023, Interest expenses were $40,797 compared to $29,699 for the three months ended September 30, 2022, an increase of $11,098. This increase was due to an increase in notes payable totaling $295,000.

Our net loss for the three months ended September 30, 2023, was $400,174 compared to $811,552 for the three months ended September 30, 2022, a decrease of $411,378. This decrease was due primarily from the sales and operations.

Operating Revenues

The Company’s revenues were $40,141 for the nine months ended September 30, 2023, compared to $22,197 for the nine months ending September 30, 2022.

Gross Profit

For the nine months ended September 30, 2023, the Company’s gross (loss) profit was ($3,335) compared to ($80,656) for the nine months ending September 30, 2022.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the nine months ended September 30, 2023, general and administrative expenses were $387,829 compared to $465,922 for the nine months ending September 30, 2022. This decrease was due to a decrease in consultants.

Advertising Expense

For the nine months ended September 30, 2023, advertising expenses were $63,462 compared to $162,500 for the nine months ending September 30, 2022. This decrease was due to a decrease in product marketing expense.

Legal and Accounting Expense

For the nine months ended September 30, 2023, Legal and Accounting expenses were $206,406 compared to $187,366 for the nine months ending September 30, 2022. This increase was due to an increase in accounting operations and filings.

Consulting expense

For the nine months ended September 30, 2023, Consulting expenses were $372,724 compared to $995,321 for the nine months ending September 30, 2022. This decrease was due to less consultants working.

Interest Expense

For the nine months ended September 30, 2023, Interest expenses were $113,666 compared to $79,908 for the nine months ending September 30, 2022. This increase was due to an increase in notes payable totaling $295,000.

Net Loss

Our net loss for the nine months ended September 30, 2023, was $1,137,234 compared to $1,965,673 for the nine months ending September 30, 2022. This decrease was due primarily from the sales and operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2023, the Company had total current assets of $143,130 compared to $214,149 at December 31, 2022.

At September 30, 2023, the Company had total current liabilities of $2,807,287 compared to $2,007,751 at December 31, 2022.

We had working capital deficit of $2,664,157 as of September 30, 2023, compared to $1,793,602 as of December 31, 2022.

Cashflow from Operating Activities

During the nine months ended September 30, 2023, cash provided by (used in) operating activities was ($442,518) compared to ($1,387,984) for nine months ended September 30, 2022. Cash used in operating activities for the nine months ended September 30, 2023 was primarily the result of a $1,137,234 net loss.

Cashflow from Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities was $0 compared to $55,000 for the nine months ended September 30, 2022.

Cashflow from Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was $433,525 compared to $1,454,138 for the nine months ended September 30, 2022 Cash provided by financing activities for the nine months ended September 30, 2023 was primarily the result of proceeds from convertible notes.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended September 30, 2023, have been prepared on a going concern basis and Note 8 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the nine months ended as of September 30, 2023, we issued (to be issued) shares for subscriptions:

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

For the nine months ended as of September 30, 2023, we issued (to be issued) shares for services:

100,000 shares issued in the amount of $10,000 valued at $0.10 per share.

30,000 shares issued in the amount of $3,000 valued at $0.10 per share.

30,000 shares issued in the amount of $3,000 valued at $0.10 per share.

500,000 shares issued in the amount of $50,000 valued at $0.10 per share.

100,000 shares issued in the amount of $10,000 valued at $0.10 per share were issued for consulting services.

10,000 shares issued in the amount of $1,000 valued at $0.10 per share were issued for consulting services.

500,000 shares issued in the amount of $50,000 valued at $0.10 per share were issued for consulting services.

50,000 shares issued in the amount of $5,000 valued at $0.10 per share were issued for consulting services.

For the nine months ended as of September 30, 2023, we issued (to be issued) shares for convertible debt:

20,000 shares issued in the amount of $10,000 valued at $0.50 per share.

100,000 shares issued in the amount of $25,000 valued at $0.25 per share.

40,000 shares issued in the amount of $10,000 valued at $0.25 per share were issued for the conversion of $10,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

As of September 30, 2023, we had 129,391,300 common shares outstanding.

From October 1, 2023, to November 16, 2023, the Company has issued a total of 250,000 shares of common stock for consulting services provided.

As of November 16, 2023, there were 130,341,300 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: November 16, 2023	By:	/s/ Joey Firestone
Joey Firestone
(Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)

