Form 10-K
period 2023-12-31
Elite Performance Holding Corp
filed 2024-05-13
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,251,130.

As of May 13, 2024, the registrant had 106,397,550 shares of common stock, par value $0.0001 per share, outstanding.

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

Our Products and Services

Elite Beverage International Corp will offer a first to market functional beverage called B.Y.L.T.® (acronym for Beyond Your Limit Training). B.Y.L.T.® was created to change the way you supplement your training to help you reach your goals faster and outpower and outlast your competitors during any type of physical activity, especially the most grueling ones. With patented SmartCarb® technology it is designed to boost endurance, maintain proper glucose levels during training, and enhance recovery.

THE BYLT DIFFERENCE

SmartCarb® Technology

This groundbreaking combination of Palatinose™ and Branched-Chain Amino Acids (BCAAs), referred to as SmartCarb® Technology. (US Patent 11,103,522) offers numerous benefits for athletes and fitness enthusiasts. Palatinose™, a slow-release carbohydrate, provides sustained energy during exercise and aids in better recovery. When paired with BCAAs, which support muscle repair and growth, SmartCarb® Technology enhances performance, promotes muscle endurance, and speeds up recovery after intense workouts. This synergistic blend ensures athletes stay fueled, hydrated, and ready to conquer their fitness goals without compromising on energy levels or muscle health.

Palatinose

Palatinose™, a special type of carbohydrate found in BYLT, is unique because it digests slowly, providing a steady supply of energy during exercise. Even though its naturally found in small amounts in honey and sugar cane juice, Palatinose™ is made from sugar beets, where natural enzymes strengthen the bonds between glucose and fructose molecules, resulting in a carbohydrate that's absorbed gradually by the body. This means sustained energy for your workouts and recovery, without causing discomfort like bloating or stomach cramps. It doesn’t spike blood sugar making it an excellent choice for diabetics as well!

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

Senactive®

A patented 100% natural compound composed of extracts from Rosa roxburghii (fruit) and Panax notoginseng (root). It increases endurance and helps with recovery by increases lowering muscle inflammation and accelerating muscle regeneration and supports the body’s ability to protect against free radicals. Helps manage temporary inflammatory response from training, translating to improved training and overall health.

Betaine Anhydrous

Betaine Anhydrous stands out as a natural and effective ingredient known offering a multitude of benefits ranging from enhanced hydration and performance to muscle growth and recovery. Derived from the molasses of sugar beets, this premium form of betaine offers extensive health benefits and is naturally present in nutrient-rich foods such as whole grains, spinach, and beets. What sets natural Betaine Anhydrous apart is its patented exercise performance benefits and its track record of no adverse side effects, making it a trusted choice for individuals looking to optimize their fitness and well-being.

HydroMax™

HydroMax™, is a highly concentrated and bioavable form of vegetable glycerol that works to improving hydration and exercise performance. Through scientific studies and research, HydroMax™ is shown to enhance fluid retention in muscle cells, leading to increased hydration levels and improved exercise endurance. Its unique properties make it an effective ingredient for athletes and fitness enthusiasts seeking to optimize hydration status and performance during intense physical activity. By promoting greater fluid uptake in muscle cells, HydroMax™ helps athletes stay hydrated, improve endurance, and maximize their workout potential.

Electrolytes

BYLT's sports drinks feature a unique crafted blend of electrolytes aimed at boosting performance and keeping you hydrated. Electrolytes are vital minerals that play key roles in your body, helping transmit electrical signals that power your nerves and muscles, maintain proper blood pH, and regulate fluid balance. During exercise, we lose electrolytes through sweat, which can impact our performance and overall health. Replenishing these electrolytes is crucial for maintaining peak performance and well-being. Even a small loss of fluids, as little as 2%, can lead to a significant decrease in exercise performance. Many athletes struggle to maintain proper hydration levels, even with access to fluids. Our formula isn't just for elite athletes—it's designed to support everyone, helping replenish essential minerals often lacking in everyday diets.

BYLT introduced 4 flavors in 2020 and 3 additional flavors in 2022 to test the market and consumer feedback. These flavors will include Blue Raspberry, Tropical Punch, Lemon Lime, Watermelon, Grape, Orange and Fruit Punch.

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

Since our initial offering, our 100% wholly owned subsidiary, Elite Beverage International, has completed several years test marketing our product in the states of California, Florida, Texas and New York in retail stores, various sporting events, and fit expos across the country. During the COVID-19 pandemic, the Company chose to consolidate its operations because the brand had not been built to the level that the product would turn on retail shelves without consistent consumer education and marketing efforts, which were impossible to facilitate during the pandemic. However, the Company is now ready to pick up where they left off and have hired a sales team of seasoned beverage professionals, a consumer education advocate, are utilizing several delivery vans branded with BYLT, and is now back to participating in various sporting events and fitness expos. Our initial target markets are currently Florida and California with a goal to spread into Texas and national distribution over time.

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

The Company has contracted GBS Growth Partners to strategically implement and execute its nationwide sales and distribution of our first to market sports drink. The key executives at GBS Growth Partners are comprised of former seasoned Coca-Cola, PepsiCo and Dr. Pepper executives that have over 120 years of combined experience in the beverage industry and played a key role in the sales strategy in Celsius. Their previous clients include Coca-Cola, Bolthouse Farms, Cinnabon, Nestle Waters, Honest, Celsius, and others. The Company will launch its products in a series of region expansions, as shown in the figure below.

Over the last several months, GBS Growth Partners has introduced the Company to several high-level executives with stellar resumes specializing in the sales of new beverages within our space. Currently, the executive sales team works on a consultant basis. However, the Company plans on making several of them full time employees in the future.

Figure 2: Map of BYLT Roll Out Strategy

Customers

As of December 31, 2023, accounts receivable, net amounted to $0 and 6 customers represented 100% of receivables and 1 customer represented 90%.

Sources and Availability of Raw Materials and Principal Suppliers

Most of the inventory and raw materials we purchase occurs through our manufacturers located in Dallas, Tx and Dade City, FL. Our inventory supply is based on the sales and revenues of our products. Inventory supply is ultimately determined at the discretion of Mr. Firestone, and the Company’s COO, David Sandler based on his experience in the industry. Our inventories are commodities that can be incorporated into future products or can be sold on the open market. Additionally, we perform physical inventory inspections on a quarterly basis to assess quality and upcoming styling needs and consider the current pricing in raw materials needed for our products.

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

Research and Development

There were $0 in expenses incurred for research and development in 2023.

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

The Company has suffered recurring losses. As of December 31, 2023, the Company had limited cash on hand and approximately $820,000 in convertible debt and loans payable owed at December 31, 2023. At December 31, 2023, the Company also had a stockholders’ deficit of $2,966,360. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

Joey Firestone, our Chief Executive Officer and director has sufficient voting power through his ownership of 10,000,000 series A preferred with Super Voting Rights to control the vote on substantially all corporate matters. Accordingly, Mr. Firestone will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business. As a result of his ownership and position in the Company, Mr. Firestone is able to influence all matters requiring shareholder action, including significant corporate transactions.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Based on management’s evaluation, as of December 31, 2023, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s board of directors. And its audit committee.

Governance

Board of Directors

The audit committee of the Company’s board of directors, with the input of management, oversees the Company’s internal controls, designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks, when applicable, from cybersecurity threats by the Company’s Chief Executive Officer. Updates on cybersecurity matters, including material risks and threats, are provided to the Company’s management and audit committee, which also provides updates to the Company’s board of directors at regular board meetings.

Management

Under the oversight of the audit committee of the Company’s board of directors, the Company’s Chief Executive Officer is primarily responsible for the assessment and management of material cybersecurity risks and establishing and maintaining adequate and effective internal controls covering cybersecurity matters.

The audit committee of the Company’s board of directors, with the assistance of the Company’s Chief Executive Officer, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters.

As of the date of this report, other than the foregoing, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this report.

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

b) Holders

As of December 31, 2023, the Company had approximately 169 shareholders [NK3] [JF4] of record of its issued and outstanding common stock, and all of our common stock is currently restricted, whether held in certificate form or in book entry.

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

Recent Sales of Unregistered Securities

During the period from January 1, 2023 through December 31, 2023, we have issued securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

As of December 31, 2023 to April 15, 2024, the Company has issued a total of 1,000,000 shares of common stock. Issuances were a combination of shares issued for debt, and restricted shares issued to consultants, endorsing athletes and debt conversion.

Restricted Shares issued and to be issued

On January 17, 2020, entered into a convertible promissory note in the amount of $157,000, with an OID of $7,500 which was recorded and debt discount and on February 12, 2020, we issued 400,000 shares of our common stock for a commitment fee valued at $20,000 which was recorded to debt discount. These shares are restricted and subject to SEC Rule 144.

On October 22, 2018, we received $2,000 for a subscription for 40,000 shares of common stock. These shares were issued in 2019 and are reflected in the Company’s current shares outstanding.

In 2020, we issued 19,254,000 common subscription shares to accredited investors for stock payable in the amount of $962,700.

In 2020, we issued 10,000 common shares for services valued at $500 to a consultant

As of December 31, 2020, we had 276,060 shares to be issued in the amount of $13,803 from licensing fees and services rendered

In 2020, we issued 400,000 of common shares for financing fees in the amount of $20,000

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

In the year ended December 31, 2023, we issued 1,570,000 shares for services in the amount of $157,000 valued at $0.10 per share.

In the year ended December 31, 2023, we issued 200,000 common shares to accredited investors for notes in the amount of $55,000.

In the year ended December 31, 2023, we issued 730,000 common subscription shares to accredited investors for subscription agreements in the amount of $73,000.

In the year ended December 31, 2023, we issued 16,250 common shares in the amount of $1,625 as debt issuance cost.

As of December 31, 2023, we had 130,397,550 common shares outstanding.

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

Rule 10B-18 Transactions

During the year ended December 31, 2023, there were no repurchases of the Company’s common stock by the Company.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of December 31, 2023, we had an accumulated deficit totaling ($8,789,563). This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations - For the Year Ended December 31, 2023 Compared the Year Ended December 31, 2022

Revenues

The Company’s revenues for the year ended December 31, 2023 were $42,569 compared to $90,588 for the year ended December 31, 2022. This decrease of approximately $48,000 is mostly attributed to production delays to manufacture more product.

Cost of Goods Sold

The Company’s cost of goods sold for the year ended December 31, 2023 were $155,804 compared to $126,586 for the year ended December 31, 2022. This increase of approximately $29,000 is mostly attributed to the inventory write-down totaling approximately $111,000 due to expired product in addition to not being able to run production run in 2023.

Gross Loss

Gross loss for the year ended December 31, 2023 was $113,235 compared to $35,998 for the year ended December 31, 2022. This increase in gross loss is primarily due to less revenues.

Our gross loss could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Legal and Accounting Expense

For the year ended December 31, 2023, legal and accounting expenses were $228,886 compared to $283,805 for the year ended December 31, 2022, a decrease of $54,919. This decrease was due to a decrease in operations, accounting and legal filings.

Advertising Expense

For the year ended December 31, 2023, advertising expenses were $65,169 compared to $310,767 for the year ended December 31, 2022, a decrease of $245,598. This decrease was due to a decrease in product marketing expense.

General and Administrative Expenses

For the year ended December 31, 2023, general and administrative expenses were $472,265 compared to $645,468 for the year ended December 31, 2022, a decrease of approximately $173,000. This decrease was due to a less operations.

Consulting expense

For the year ended December 31, 2023, consulting expenses were $432,224 compared to $1,367,794 for the year ended December 31, 2022, a decrease of $935,570. This decrease was due to less consultants working.

Interest Expense

For the year ended December 31, 2023, interest expenses were $148,662 compared to $114,655 for the year ended December 31, 2022, an increase of $34,007. This increase was due to an increase in notes payable totaling $275,000.

Our net loss for the year ended December 31, 2023, was $1,447,769 compared to $2,752,487 for the year ended December 31, 2022, a decrease of $1,304,718. This decrease was due primarily from the sales and operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2023, compared to December 31, 2022.

	December 31, 2023	December 31, 2022
Current Assets	$30,854	$214,149

Current Liabilities	$2,964,683	$2,007,751

Working Capital	$(2,933,829)	$(1,793,602)

Our working capital deficit was $(2,933,829) at December 31, 2023 as compared to a working capital deficit of ($1,793,602) at December 31, 2022. This increase is primarily attributed to decreased inventory and increased convertible notes payable and accounts payable and accrued expenses – related party at December 31, 2023 as compared to December 31, 2022.

During the year ended December 31, 2023, the Company had a net decrease in cash of $8,941. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2023, the Company used $(473,641) in cash used in operating activities as compared to $(1,835,288) in cash used in operating activities for the year ended December 31, 2022. This decrease was mainly attributed to a decrease in the net loss, a decrease in inventory, offset by an increase in accounts payable and accrued expenses – related party.

Cash used in investing activities. For the year ended December 31, 2023, the Company used $0 in investing activities as compared to cash used in investing activities of $55,000 for the year ended December 31, 2022. In the year ended December 31, 2022, the Company purchased a vehicle for $55,000.

Cash provided financing activities. For the year ended December 31, 2023 the Company provided $464,700 in financing activities as compared to $1,897,480 in financing activities for the year ended December 31, 2022. This decrease is primarily the result of a decrease from the sale of stock of $0 in 2023 compared to $1,821,001 in 2022.

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

Going Concern

Our consolidated financial statements for the year ended December 31, 2023, have been prepared on a going concern basis and Note 8 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of December 31, 2023, the Company had outstanding convertible debt in the amount of $820,250. See note 10 in the notes to the financial statements for the terms and conversion features.

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

The Company has suffered recurring losses, and at December 31, 2023, the Company had a stockholders’ deficit of $2,966,360. As of December 31, 2023, the Company had $52 cash on hand and $1,035,250 in convertible debt and advances. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the year ended December 31, 2023 and for the year ended December 31, 2022 we had $0 and $0 respectively in R&D expense.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the years ended December 31, 2023 and 2022 we had $42,569 and $90,588 respectively in revenue from the sale of our products.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized for the years ended December 31, 2023 and 2022.

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

Recently Issued Accounting Standards

We adopted the following ASUs during 2022, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2021-04	Issuer’s Accounting for Certain Modifications or Exchanges of Warrants	January 1, 2022
2021-05	Lessors - Certain Leases with Variable Lease Payments	January 1, 2022
2021-08	Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	January 1, 2022
2022-06	Reference Rate Reform: Deferral of the Sunset Date of Topic 848	December 21, 2022
2022-02	Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures	January 1, 2023

Accounting Standards Issued but Not Yet Adopted

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

For the year ended December 31, 2023, we issued (to be issued) shares for subscriptions:

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

For the year ended December 31, 2023, we issued (to be issued) shares for services:

250,000 shares issued in the amount of $25,000 valued at $0.10 per share for consulting services.

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

For the year ended December 31, 2023, we issued (to be issued) shares for the conversion of convertible notes payable.

40,000 shares issued in the amount of $10,000 valued at $0.25 per share were issued for the conversion of $10,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it. In addition, the Company issued 10,000 shares valued at $0.10 per share as consideration upon the execution of this agreement.

20,000 shares issued in the amount of $10,000 valued at $0.50 per share were issued for the conversion of $10,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

100,000 shares issued in the amount of $25,000 valued at $0.25 per share were issued for the conversion of $25,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it. In addition, the Company issued 6,250 shares valued at $0.10 per share as consideration upon the execution of this agreement.

40,000 shares issued in the amount of $10,000 valued at $0.25 per share were issued for the conversion of $10,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

As of December 31, 2023 we had 130,397,550 common shares outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Elite Performance Holdings, Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Performance Holdings, Corp. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 2 to the financial statements, the Company had a going concern due to a working capital deficiency, and stockholders’ deficiency. Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses manage estimates on future revenues and expenses, which are not able to be substantiated. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure of going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

The Woodlands, Texas

May 13, 2024

Elite Performance Holding Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash	$52	$8,993
Accounts receivable	-	25,202
Inventory	30,802	178,003
Prepaid expenses	-	1,951
Total Current Assets	30,854	214,149

Property and equipment, net	38,484	49,485
Right of use asset	101,400	130,381
TOTAL ASSETS	$170,738	$394,015

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$879,943	$629,079
Accounts payable and accrued expenses related party	633,314	409,423
Accrued expenses	397,112	293,589
Lease liability - current	19,064	17,282
Notes payable, net of OID of $0 and $6,188, respectively	-	23,128
Advances	215,000	90,000
Convertible notes payable	820,250	545,250
Total Current Liabilities	2,964,683	2,007,751

Lease liability - long-term	76,930	95,993
PPP Loan	95,485	95,485
Total Long-Term Liabilities	172,415	191,478
Total Liabilities	3,137,098	2,199,229

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 130,397,500 and 127,881,300 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	13,040	12,788
Shares to be issued	50,000	50,000
Additional paid-in capital	5,759,788	5,473,417
Accumulated deficit	(8,790,188)	(7,342,419)
Total Stockholders' Deficit	(2,966,360)	(1,805,214)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$170,738	$394,015

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Operations

	Years ended December 31,
	2023	2022

REVENUES	$40,210	$90,588
REVENUES – RELATED PARTIES	2,359	-
COST OF GOODS SOLD	155,804	126,586
GROSS LOSS	(113,235)	(35,998)

OPERATING EXPENSES
Legal and accounting	228,886	283,805
Advertising	65,169	310,767
Consulting	432,224	1,367,794
General and administrative	472,266	645,468
Total Operating Expenses	1,198,545	2,607,834

OPERATING LOSS	(1,311,780)	(2,643,832)

OTHER INCOME (EXPENSE)
Gain on debt forgiveness	-	6,000
Other income	12,673	-
Interest expense	(148,662)	(114,655)

Total Other Expense	(161,334)	(108,655)

NET LOSS	$(1,447,769)	$(2,752,487)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	129,334,725	112,815,779

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Stockholders’ Deficit
For the year ended December 31, 2023 and 2022

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)

Balance December 31, 2021	98,971,300	9,896	10,000,000	1,000	5,000	2,585,308	(4,589,932)	(1,988,728)

Reg D subscriptions	18,160,000	1,817	-	-	(5,000)	1,814,184	-	1,811,001
Shares issued for settlement of accounts payable	2,380,000	238	-	-	40,000	237,762	-	278,000
Shares issued for services	8,350,000	835	-	-	-	834,165	-	835,000
Shares issued in connection with convertible debt	20,000	2	-	-	-	1,998	-	2,000
Shares to be issued for Reg D subscriptions	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(2,752,487)	(2,752,487)

Balance December 31, 2022	127,881,300	$12,788	10,000,000	$1,000	$50,000	$5,473,417	$(7,342,419)	$(1,805,214)

Shares to be issued for Reg D subscriptions	730,000	73	-	-	-	72,927	-	73,000
Shares issued for services	1,570,000	157	-	-	-	156,843	-	157,000
Shares issued in connection with convertible debt	200,000	20	-	-	-	54,980	-	55,000
Shares issued as consideration for execution of promissory notes	16,250	2	-	-	-	1,621	-	1,623
Net loss	-	-	-	-	-	-	(1,447,769)	(1,447,769)

Balance December 31, 2023	130,397,550	$13,040	10,000,000	$1,000	$50,000	$5,759,788	$(8,790,188)	$(2,966,360)

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,447,769)	$(2,752,487)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	25,513	9,559
Shares issued and to be issued for services	157,000	835,000
Shares issued in connection with convertible debt	-	2,000
Loss on inventory Write-down	(111,368)	-
Gain on debt forgiveness	-	(6,000)
Depreciation expense	11,001	5,515
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	25,202	(25,202)
(Increase) / decrease in inventory	258,569	(169,584)
(Increase) / decrease in prepaid expenses	1,951	(1,951)
(Increase) / decrease in right of use assets	28,981	12,230
Increase in accounts payable - related party	443,391	95,574
Increase in accounts payable and accrued expenses	133,888	160,058
Net Cash Used in Operating Activities	(473,641)	(1,835,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(55,000)
Net Cash Used in Investing Activities	-	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	330,000	-
Proceeds from notes payable	98,500	50,460
Repayments of notes payable	(145,516)	(34,645)
Bank overdraft	998
Proceeds from sale of common stock	73,000	-
Payments on financing leases	(17,282)	(29,336)
Proceeds from advances	125,000	90,000
Proceeds from sale of stock	-	1,821,001
Net Cash Provided by Financing Activities	464,700	1,897,480

(Decrease) Increase in Cash	(8,941)	7,192

CASH AT BEGINNING OF YEAR	8,993	1,801

CASH AT END OF YEAR	52	$8,993

Supplemental Information:
Interest Paid	$27,707	$12,842
Taxes	$-	$-

Shares issued in conversion with convertible notes	$55,000	$-
Shares issued as debt issuance cost	$1,623	$-
Shares issued and to be issued for payment of accounts payable	$-	$140,000
Recognition of lease asset and lease liability	$-	$121,301

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2023 and 2022

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

Note 2 -Organization and Significant Accounting Policies

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2023 the Company had an accumulated deficit of $8,790,188. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. As of December 31, 2023 and 2022, we had $0 and $25,202 in accounts receivable respectively. The allowance for doubtful trade receivables was $0 as of December 31, 2023 and 2022, respectively.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. During 2023, the Company wrote off approximately $111,000 of expired inventory. As of December 31, 2023 and 2022, the Company had $30,802 and $178,003 in inventory respectively.  We had no reserve for potentially obsolete inventory as of December 31, 2023 and 2022, respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense.  As of December 31, 2023 and 2022, we had $0 and $1,951 in prepaid expenses, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of December 31, 2023 and 2022, so then diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of December 31, 2023, the Company had $820,250 in convertible notes plus accrued interest of $368,881 that may be converted into 19,154,465 shares of common stock. As of December 31, 2022, the Company had $545,250 in convertible notes plus accrued interest of $259,971 that may be converted into 16,104,420 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2023 and 2022, we had $65,169 and $310,767 advertising expense, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the years ended December 31, 2023 and 2022, we had $0 research and development (R&D) expense, respectively.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For the year ended December 31, 2023 and 2022, we had $42,569 and $90,588, respectively in revenue from the sale of our products.

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

As of December 31, 2023 and 2022, we had a net operating loss carry-forward of approximately $8,789,000 and $7,342,000 and a deferred tax asset of approximately $1,846,000 and $1,542,000 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have recorded a valuation allowance of approximately $1,846,000 and $1,542,000. FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2023 and 2022, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Deferred tax assets	$1,846,000	$1,542,000
Valuation allowance	(1,846,000)	(1,542,000)
Net deferred tax asset	$-	$-

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 “Stock Compensation” and are measured and recognized based on the fair value of the equity instruments issued.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the years ended December 31, 2023 and 2022, we did not record any impairment on our previously announced Patent acquisition, resulting in no other income (expense) being recognized.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Depreciation is recorded on the straight-line basis method over the estimated useful lives of the assets.

Recently Issued Accounting Standards

We adopted the following ASUs during 2022, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2021-04	Issuer’s Accounting for Certain Modifications or Exchanges of Warrants	January 1, 2022
2021-05	Lessors - Certain Leases with Variable Lease Payments	January 1, 2022
2021-08	Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	January 1, 2022
2022-06	Reference Rate Reform: Deferral of the Sunset Date of Topic 848	December 21, 2022
2022-02	Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures	January 1, 2023

Accounting Standards Issued but Not Yet Adopted

All other ASUs issued but not yet adopted were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the years ended December 31, 2023 and 2022, we had $36,000 and $36,000, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2023 and 2022, we had an outstanding balance due of $113,922 and $101,922, which is included in accounts payable related party.

For the years ended December 31, 2023 and 2022, we incurred $0 and $26,689, respectively, for un-reimbursed business expenses. As of December 31, 2023 and 2022, we had outstanding balances due to Joey Firestone of $26,689, respectively, for un-reimbursed business expenses. As of December 31, 2023 and 2022, we also had an outstanding balance due to Joey Firestone of $40,000 and $55,000, respectively, for consulting services, and $448,203 and $245,312 for salary, respectively, which is included in accounts payable related party.

For the years ended December 31, 2023 and 2022, we had $0 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of Jon McKenzie. As of December 31, 2023 and 2022, we had an outstanding balance due of $4,500, respectively, which is included in accounts payable related party.

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

For the years ended December 31, 2023 and 2022, the Company had $2,359 and $0, respectively, in revenue from related parties. In 2023, Joey Firestone’s mother purchased $2016.00 of products and Jon McKenzie’s wife purchased $343.00 of the Company’s product.

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

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of $23,410 and $12,232 plus interest expense of $10,007 and $5,832 during the years ended December 31, 2023 and 2022, respectively.

The tables below present financial information associated with our leases.

	Balance Sheet	December 31,	December 31,
	Classification	2023	2022

Right-of-use assets	Other long-term assets	$101,400	$130,381
Current lease liabilities	Other current liabilities	19,064	17,282
Non-current lease liabilities	Other long-term liabilities	76,930	95,993

As of December 31, 2023, our maturities of our lease liabilities are as follows:

December 31, 2023
Maturity of lease liabilities	Financing Leases
2024	27,717
2025	27,717
2026	27,717
2027	27,012
Thereafter	8,021
Total lease payments	$118,184
Less: Imputed interest	(22,190)
Present value of lease liabilities	$95,994

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

December 31, 2023
Trucks	55,000

Total cost	55,000

Less accumulated depreciation	(16,516)

Net, property and equipment	$38,484

Depreciation expense for the nine months ended December 31 2023 and 2022 was $11,001 and $5,515, respectively. The trucks are being depreciated over a useful life of 5 years.

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

For the year ended December 31, 2023, we issued (to be issued) shares for subscriptions:

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

For the year ended December 31, 2023, we issued (to be issued) shares for services:

250,000 shares issued in the amount of $25,000 valued at $0.10 per share for consulting services.

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

For the year ended December 31, 2023, we issued (to be issued) shares for the conversion of convertible notes payable.

40,000 shares issued in the amount of $10,000 valued at $0.25 per share were issued for the conversion of $10,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it. In addition, the Company issued 10,000 shares valued at $0.10 per share as consideration upon the execution of this agreement.

20,000 shares issued in the amount of $10,000 valued at $0.50 per share were issued for the conversion of $10,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

100,000 shares issued in the amount of $25,000 valued at $0.25 per share were issued for the conversion of $25,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it. In addition, the Company issued 6,250 shares valued at $0.10 per share as consideration upon the execution of this agreement.

40,000 shares issued in the amount of $10,000 valued at $0.25 per share were issued for the conversion of $10,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

As of December 31, 2023 we had 130,397,550 common shares outstanding.

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

NOTE 8 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program (PPP) with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. On the PPP loan, interest expense was $3,826 for the year ended December 31, 2023 and $2,871 for the year ended December 31, 2022, respectively. The balance of this PPP loan is $95,485 as of December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company entered into non-convertible, non-interest bearing advances for $90,000, $50,000 and $75,000, respectively from a third party and the monies will be paid back over the course of the next 12 months.  As of December 31, 2023 and 2022, the balance of this advance is $215,000 and $140,000, respectively.

In January of 2023, the Company entered into a refinance agreement with a third party that held the original agreement on July of 2022.  In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party was $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of December 31, 2022, the Company owed $29,316 on this note payable and the OID balance is $6,188, leaving a net balance of $23,128. The Company has recorded $7,313 as interest expense for the year ended December 31, 2022 related to this OID.  For the refinance terms in January of 2023 agreement, the Company funded amount by the third party was $98,500, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 60 weekly installments of $2,133, for a total amount of $128,000 to be paid back. This note contains Original Issue Discount (OID) of $29,500 at issuance. As of December 31, 2023, the Company paid this in full and owes $0 on this note payable and the OID balance.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

On January 7, 2019, we issued a convertible promissory note to David Stoccardo in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000. This note also included an original discount fee of $7,500 and had an outstanding balance of $0 as of December 31, 2022. On May 14, 2019 we paid $5,000 of principal on this note and as of December 31, 2023 and 2022, the outstanding balance was $152,500, respectively. On March 28, 2019 the Company issued David Stoccardo an additional convertible promissory note in the amount of $7,875, with the same terms as his convertible note issued on January 7, 2019 and it was fully satisfied as of December 31, 2022.  On July 5, 2022, the Company issued 20,000 shares to this note holder and recorded $2,000 as additional interest expense for these shares, valued at $0.10 per share. The $2,000 of additional interest expense was expensed in the year ended December 31, 2022. The balance of this note as of December 31, 2023 and 2022 is $0, respectively.

On December 4, 2019, we entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000. At December 31, 2023 and 2022, balance on this debt discount was $0, respectively. We also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. The outstanding balance on this note as of December 31, 2023 and 2022 was $189,000, respectively. This note is in default and is accruing interest at the default rate of 18%.

On January 17, 2020 we issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount. The Company recorded $0 and $1,503 as interest expense related to this OID for the years ended December 31, 2023 and 2022, respectively.  The convertible note had an outstanding balance of $157,500 as of December 31, 2023 and December 31, 2022, respectively. This note is in default and is accruing interest at the default rate of 18%.

On July 21, 2021 we issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, we agreed to issue 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount. This note also included an original discount fee of $1,250 recorded to debt discount, we amortized $703 for the year ended December 31, 2022 leaving a balance of $0. The Company recorded $0 and $620 as interest expense related to this OID for the years ended December 31, 2023 and 2022, respectively.  The outstanding balance on the note was $26,250 as of December 31, 2023 and 2022, respectively. This note is in default and is accruing interest at the default rate of 18%.

On September 16, 2021 we issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 per share of common stock or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of December 31, 2023 and December 31, 2022, respectively.  This note is in default and is accruing interest at the default rate of 18%.

On March 1, 2023 we entered into a convertible promissory note in the amount of $10,000 with an interest rate of 8% per annum and a maturity date of March 1, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.50 per share of common stock. The debt holder exercised the convertible option on the $10,000 note and converted the entire amount into 20,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction The outstanding balance on the note was $0 as of December 31, 2023 as a result common stock conversion occurred.

On May 3, 2023 we entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of May 3, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The debt holder exercised the convertible option on the $25,000 note and converted the entire amount into 100,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction The outstanding balance on the note was $0 as of December 31, 2023 as a result common stock conversion occurred.

On May 15, 2023 we entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 15, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock, which debt holder did not opt in.  The outstanding balance on the note was $50,000 as of December 31, 2023.

On May 16, 2023 we entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 16, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $50,000 as of December 31, 2023.

On June 23, 2023 we entered into a convertible promissory note in the amount of $150,000 with an interest rate of 10% per annum and a maturity date of June 23, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $150,000 as of December 31, 2023.

On September 12, 2023, we entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of September 11, 2024. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 40,000 shares on September 25, 2023. The outstanding balance on the note was $0 as of December 31, 2023.

On November 1, 2023 we entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of January 2, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $25,000 as of December 31, 2023. On January 23, 2024, the Company modified and aggregated this loan, along with other loans, advances and accrued interest totaling approximately $790,000 and extended the maturity to December 31, 2024.

On November 30, 2023, we entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of November 30, 2024. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 40,000 shares on December 15, 2023. The outstanding balance on the note was $0 as of December 31, 2023.

Total interest expense including discount amortization on the above notes for the years ended December 31, 2023 and 2022 was $148,037 (including the finance lease interest on automobiles as referenced in Note 4) and $114,655, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business.  As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

NOTE 11 - CONCENTRATIONS

Concentration of Major Customers

For the year ended December 31, 2023, the Company received approximately 32% of its revenue from online sales.

As of December 31, 2023, the Company’s trade accounts receivables were $0. For the year ended December 31, 2023, the Company received approximately 32% of its revenue from online sales and 1 customer accounted for 60% of total revenue.

As of December 31, 2022, the Company’s trade accounts receivables were $25,202 and 1 customer accounted for 90% of the trade accounts receivable balance. For the year ended December 31, 2022, the Company received approximately 23% of its revenue from online sales and 1 customer accounted for 15% of total revenue.

NOTE 12 - INVENTORY

As of December 31, 2023, the Company’s inventory was $30,802, which consisted of $30,802 in raw material and $0 in finished goods.

As of December 31, 2022, the Company’s inventory was $178,003, which consisted of $46,740 in raw material and $131,263 in finished goods.

NOTE 13 – OTHER INCOME

On January 10, 2022 (the “effective date”), the Company entered into a settlement agreement with a third party related to patent infringement. The term of this settlement agreement is from the effective date and terminates on December 31, 2023 (the “termination date”). The third party will pay a 7% royalty fee to the Company on the sale of its products through the termination date. For the year ended December 31, 2023 and since the effective date of this agreement, the Company recorded $11,735 in other income related to the royalty fees.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2023 through the date these consolidated financial statements were issued and has reported the following events:

On January 23, 2024, the Company modified and aggregated multiple loans, advances and accrued interest totaling approximately $790,000.

From January 1, 2024 to May 10, 2024, the Company has issued a total of 860,000 shares of common stock. Issuances were a combination of restricted shares issued to consultants, endorsing athletes and commitment shares.

From January 1, 2024 to May 10, 2024, the Company issued 140,000 shares of common stock to for convertible notes that were converted to shares for outstanding debt of $35,000.

On March 1, 2024, it was determined that in the best interests of the Company to reduce the total outstanding shares of common stock and Jon Mckenzie retired fifteen million shares of common stock back to the company at no fee and Joey Firestone retired ten million shares of common stock back to the Company at no fee.

As of May 10, 2024, there were 106,397,550 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2023.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2023, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and positions of all our directors and executive officers and our key management personnel as of May 10, 2024. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name (age)	Position	Year First Elected a Director
Joey Firestone	Chief Executive Officer and Chairman	2018

David Sandler	Chief Operating Officer	2023

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2023, were timely.

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

Employees

Currently, we only have no additional employees besides management. Employee agreements are only in place for Joey Firestone. Officers are devoting their time to the Company in developing our products. Management is presently reviewing the near-term possibility of engaging qualified, full-time personnel to assist in developing and marketing our products. We may use non-employee consultants to assist us in formulating a research and development strategy, for designing, equipping and staffing future manufacturing facilities and for business development. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, for services rendered during years ended 2023 and 2022, respectively.

Name and Principal Position	Fiscal Year	Salary ($)(1)(2)	Incentive ($)(3)	Option Awards ($)(4)	All Other Compensation $(5)	Total ($)
Joey Firestone	2023	$125,000	-	-		$125,000
CEO, CFO & Chairman	2022	$125,000	-	-		$125,000

(1)	The amounts shown in this column represent the dollar value of base salary earned by each named executive officer (“NEO”).
(2)	Our CEO continues to defer salary until such time as the Company has improved its financial position
(3)	No incentive compensation was made to our officer and director in 2023 and therefore no amounts are shown.
(4)	Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year.
(5)	Other compensation was made up of Mr. Firestone’s expense and health insurance expenses.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of April 15, 2024, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name of Officer/Director and Control Person	Affiliation with Company (e.g. Officer/Director/ Owner of more than 5%)	Residential Address (City / State Only)(2)	Number of Common shares owned(1)	Ownership Percentage of Common Stock Outstanding(1)	Number of Preferred shares owned(1)	Ownership Percentage of Preferred Stock Outstanding(1)
Joey Firestone	Owner, Officer, Director	Miami, FL	15,000,000	14.1%	10,000,000	100%

David Sandler	Officer, Director	Denver, CO	1,880,000	1.7%	0	0%

Jon McKenzie	Owner	Pahrump, NV	10,000,000	9.4%	0	0%

Officers and Directors As a Group			26,880,000	25.2%	10,000,000	100%

Footnote:

Joey Firestone owns 15,000,000 shares of Common Stock and Jon McKenzie owns 10,000,000 shares of Common Stock, representing a total of 23.5% of the issued and outstanding shares of the Company’s Common Stock Mr. Firestone owns 10,000,000 shares of Series A Preferred Stock, representing 100% of the total issued and outstanding shares of Preferred Stock, as each share of Series A Preferred Stock votes the equivalent of 20 shares of Common Stock on all matters coming before a vote of the Company’s shareholders, and thus have sufficient voting power through their ownership of Series A Preferred Stock with super voting rights equal to 20 votes per share of common stock, to control the vote on substantially all corporate matters. Accordingly, Mr. Firestone will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business.

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

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Elite Performance Holding Corp., 3301 NE 1st Ave Suite M704 Miami, FL 33137.

(2)	Based on a total of 106,397,550 shares of common stock outstanding on April 15, 2024.

(3)	Mr. Firestone also owns 10,000,000 shares of the Company’s Super Voting Series A Preferred Stock, which gives him majority voting control of the Company.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loan Receivable-Related Party

In 2018, the Company advanced $30,000 to Gifted Nutrition International, with a maturity date of August 2019. Gifted Nutrition International is a company that is owned and operated by Joey Firestone and Jon McKenzie. In October 2018 the Company elected to write this off to compensation expense in exchange for utilization of the rights of BYLT logo and trademark.

Accounts and Notes Payable related party

For the year ended December 31, 2023, and 2022, we had $36,000 and $36,000, respectively in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark was a member of our Board of Directors as of October 2, 2023. As of December 31, 2023 and 2022, we had an outstanding balance due of $113,922 and $77,922, respectively, which is included in accounts payable related party on the consolidated balance sheet.

As of December 31, 2023 and 2022, we had outstanding balances due to Joey Firestone of $26,689 and $26,689, respectively, for un-reimbursed business expenses. We also had an outstanding balance due to Joey Firestone of $40,000 and $55,000, respectively, for consulting services, and $448,203 and $245,312 for salary, respectively, which is included in accounts payable related party.

For the year ended December 31, 2019, we had $4,500 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of December 31, 2023, we had an outstanding balance due of $4,500, which is included in accounts payable related party.

One February 1, 2021 the Company renewed the employment agreement with Joey Firestone with milestone performance bonuses in shares of restricted 144 stock.

On January 1, 2022, the Company entered into a royalty free trademark licensing agreement between Elite Beverage International Corp. and its subsidiary BYLT Performance LLC in consideration for 5,000,000 (valued at par $.0001 per share) shares to be issued in the amount of $500 which were issued April 29, 2022.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered our independent registered public accountants, M&K CPAS, PLLC for audits and reviews performed for the years ended December 31, 2023 and December 31, 2022. Fees for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Audit Fees	$18,000	12,000
Audit-Related Fees	7,500	8,000
Total Audit and Audit-Related Fees	25,500	20,000
Tax Fees	-	-
All Other Fees	-	-

Total	$25,500	$20,000

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid in 2023 and 2023.

Item 15. Exhibits and Financial Statement Schedules.

a.) The following documents are filed as a part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Elite Beverage International Corp., as amended, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
3.2	Articles of Incorporation of Registrant, as amended, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
3.3	Bylaws of Registrant, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.1	Contribution and Assignment Agreement dated February 2, 2018, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.2	Ingredient Studies (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.3	GBS Growth Partners Documentation (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.4	Limited Exclusivity Agreement dated September 1, 2018 (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.6	Employment Agreement between the Registrant and Joey Firestone (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.7	Term Sheet dated January 9,2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.8	Convertible Note dated January 9, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.9	Board minutes dated January 3, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.10	SPA dated December 10, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.11	Convertible Note dated December 10, 2018 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.12	Board minutes dated December 9, 2018 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.13	Advisory Service Agreement (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: May 13, 2024	By:	/s/ Joey Firestone
Joey Firestone
CEO, CFO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Joey Firestone	Chief Executive Officer and Chairman	May 13, 2024
Joey Firestone

