Form 10-Q
period 2024-03-31
Elite Performance Holding Corp
filed 2024-06-07
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of June 7, 2024, there were 109,381,270 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$112	$52
Inventory	30,802	30,802
Prepaid expenses	4,069	-
Total Current Assets	34,983	30,854

Property and equipment, net	35,742	38,484
Right of use asset	97,027	101,400
TOTAL ASSETS	$167,752	$170,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$918,372	$879,943
Accounts payable and accrued expenses related party	674,798	633,314
Accrued expenses	215,859	397,112
Lease liability - current	20,750	19,064
Advances	12,000	215,000
Convertible notes payable (net of debt discount)	1,309,375	820,250
Total Current Liabilities	3,151,154	2,964,683

Longterm Liabilities
Lease liability - long-term	70,652	76,930
PPP Loan	95,485	95,485
Total Long-Term Liabilities	166,137	172,415
Total Liabilities	3,317,291	3,137,098

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 106,447,550 and 130,397,550 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	10,645	13,040
Shares to be issued	50,000	50,000
Additional paid-in capital	6,075,623	5,759,788
Accumulated deficit	(9,286,807)	(8,790,188)
Total Stockholders' Deficit	(3,149,539)	(2,966,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$167,752	$170,738

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2024	2023

REVENUES	$70	$9,908
COST OF GOODS SOLD	-	15,258
GROSS PROFIT (LOSS)	70	(5,350)

OPERATING EXPENSES
Legal and accounting	60,417	66,723
Advertising	3,030	24,654
Consulting	306,400	116,964
General and administrative	85,217	113,038
Total Operating Expenses	455,064	321,379

OPERATING LOSS	(454,994)	(326,729)

OTHER INCOME (EXPENSE)
Other income	1,445	-
Interest expense	(43,070)	(37,230)

Total Other Expense	(41,625)	(37,230)

NET LOSS	$(496,619)	$(363,959)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	121,666,153	128,215,744

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Stockholders’ Deficit
For the three months ended March 31, 2024 and 2023
(Unaudited)

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2022	127,881,300	$12,788	10,000,000	$1,000	50,000	$5,473,417	$(7,342,419)	$(1,805,214)

Shares to be issued for Reg D subscriptions	600,000	60			9,000	59,940		69,000
Shares issued for settlement of accounts payable								-
Shares issued for services					10,000	6,000		16,000
Shares issued in connection with convertible debt								-
Net loss							(363,959)	(363,959)
Balance March 31, 2023	128,481,300	12,848	10,000,000	1,000	69,000	5,539,357	(7,706,378)	(2,084,173)

Balance December 31, 2023	130,397,550	13,040	10,000,000	1,000	50,000	5,759,788	(8,790,188)	(2,966,360)

Shares issued for Services	860,000	86	-	-	-	85,914	-	86,000
Retirement of founder shares	(25,000,000)	(2,500)				2,500		-
Warrants issued for services						187,440		187,440
Shares issued in connection with convertible debt	140,000	14	-	-	-	34,986	-	35,000
Shares issued as debt issuance cost	50,000	5	-	-	-	4,995	-	5,000
Net loss							(496,619)	(496,619)
Balance March 31, 2024	106,447,550	$10,645	10,000,000	$1,000	50,000	$6,075,623	$(9,286,807)	$(3,149,539)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(496,619)	$(363,959)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	909	11,104
Shares issued for services	86,000	16,000
Warrants issued for services	187,440	-
Depreciation expense	2,742	2,712
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	-	1,514
(Increase) / decrease in inventory	-	15,258
(Increase) / decrease in prepaid expenses	(4,069)	1,951
(Increase) / decrease in right of use assets	4,373	6,054
Increase in accounts payable - related party	41,484	37,778
Increase in accounts payable and accrued expenses	75,392	87,014
Net Cash Used in Operating Activities	(102,348)	(184,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	10,000
Proceeds from notes payable	105,000	99,376
Repayments of notes payable	(20,000)	(50,648)
Bank overdraft	-	521
Payments on financing leases	(4,592)	(2,668)
Proceeds from advances	22,000	50,000
Proceeds from sale of common stock and shares to be issued	-	69,000
Net Cash Provided by Financing Activities	102,408	175,581

Increase (Decrease) in Cash	60	(8,993)

CASH AT BEGINNING OF PERIOD	52	8,993

CASH AT END OF PERIOD	$112	$-

Supplemental Cash Flow Information:

Cash paid for:
Interest Paid	$2,357	$2,743
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Shares issued in conversion with convertible notes	$35,000	$-
Shares issued as debt issuance cost	$5,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the three months ended March 31, 2024

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

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2024, the Company had an accumulated deficit of $9,286,807. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  As of March 31, 2024 and December 31, 2023, we had $0 in accounts receivable respectively.  The allowance for doubtful trade receivables was $0 as of March 31, 2024 and December 31, 2023, respectively.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2024 and December 31, 2023, we had $30,802 and $30,802 in inventory respectively.  We had no reserve for potentially obsolete inventory as of March 31, 2024 and December 31, 2023, respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense.  As of March 31, 2024 and December 31, 20232, we had $4,069 and $0 in prepaid expenses, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of March 31, 2024 and December 31, 2023, so then diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of March 31, 2024, the Company had $1,313,466 in convertible notes plus accrued interest of $194,258 that may be converted into 21,884,475 shares of common stock. As of December 31, 2023, the Company had $545,250 in convertible notes plus accrued interest of $259,971 that may be converted into 16,104,420 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the three months ended March 31, 2024 and 2023, we had $0 research and development (R&D) expense, respectively.

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

For the three months ended, as of March 31, 2024 and 2023, we had $70 and $9,908, respectively in revenue from the sale of our products.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the three months ended, as of March 31, 2024 and 2023, we did not record any impairment on our previously announced Patent acquisition, resulting in no other income (expense) being recognized.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Depreciation and amortization is recorded on the straight-line basis method over the estimated useful lives of the assets.

 Accounting Standards Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)—Improvements to Income Tax Disclosure” (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. ASU 2023-09 is required to be adopted for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2025. The Company expects that the adoption of the standard will not have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to be relevant or have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the three months ended March 31, 2024 and 2023, we had $9,000 and $9,000, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a former member of our Board of Directors. As of March 31, 2024, we had an outstanding balance due of $122,922, which is included in accounts payable related party.

For the three months ended March 31, 2024 and 2023, we had $26,689 and $10,815, respectively, for un-reimbursed business expenses.  As of March 31, 2024 and December 31, 20223 we also had an outstanding balance due to Joey Firestone of $36,000 and $36,000, respectively, for consulting services, and $484,687 and $448,203 for salary, respectively, which is included in accounts payable related party.

For the three months ended March 31, 2024 and 2023, we had $0 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. As of March 31, 2024 and December 31, 2023, we had an outstanding balance due of $4,500, respectively, which is included in accounts payable related party.

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

For the three months ended  March 31, 2024 and 2023, the Company had $0 and $343, respectively, in revenue from related parties.

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

We recognized a $97,027 right-of-use asset and $91,408 in a related party lease liability for our finance leases. For our finance leases, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

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

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of $6,054 and $0 plus interest expense of $4,373 and $2,743 during the three months ended March 31, 2024 and 2023, respectively.

The tables below present financial information associated with our leases.

		March 31,	December 31,
	Balance Sheet Classification	2024	2023

Right-of-use assets	Other long-term assets	$97,027	$101,400
Current lease liabilities	Other current liabilities	20,750	19,064
Non-current lease liabilities	Other long-term liabilities	70,652	76,930

As of March 31, 2024, our maturities of our lease liabilities are as follows:

Maturity of lease liabilities
2024 (nine months remaining)	$20,788
2025	27,717
2026	27,717
2027	27,011
Thereafter	8,022
Total lease payments	$111,255
Less: Imputed interest	(19,853)
Present value of lease liabilities	$91,402

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

March 31, 2024
Trucks	55,000

Total cost	55,000

Less accumulated depreciation	(19,258)

Net, property and equipment	$35,742

Depreciation expense for the three months ended March 31 2024 and 2023 was $2,742 and $2,712, respectively. The trucks are being depreciated over a useful life of 5 years.

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

Restricted Shares issued

For the year ended December 31, 2023, the Company issued 730,000 shares in connection with the Regulation D offering in the amount of $73,000 valued at $0.10 per share.

For the year ended December 31, 2023, the Company issued 1,570,000 shares in the amount of $157,000 valued at $0.10 per share for consulting services.

For the year ended December 31, 2023, the Company issued 200,000 shares in the amount of $55,000 valued at $0.25 per share for the conversion of $55,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it. In addition, the Company issued 16,250 shares valued at $0.10 per share as consideration upon the execution of these agreements.

As of December 31, 2023 we had 130,397,550 common shares outstanding.

For the three months ended March 31, 2024, the Company issued 860,000 shares in the amount of $86,000 valued at $0.10 per share for consulting services.

For the three months ended March 31, 2024, the Company issued 140,000 shares in the amount of $35,000 valued at $0.25 per share were issued for the conversion of $35,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

On January 23, 2024, the Company issued 50,000 shares to Hillyer as incentive in relation to the consolidation and modification of various notes, accrued interest and advances.

On March 1, 2024, it was determined that in the best interests of the Company to reduce the total outstanding shares of common stock and Jon Mckenzie retired fifteen million shares of common stock back to the company at no fee and Joey Firestone retired ten million shares of common stock back to the Company at no fee.

As of March 31, 2024, the Company had 106,447,550 common shares outstanding.

As of March 31, 2024 we had 106,447,550 common shares outstanding.

Common Stock Warrants

On March 18, 2024, the Company issued 800,000 five year warrants exercisable at $2.00 valued at $187,440 for consulting services. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.25 per share, volatility of 548%, expected term of 5 years, and a risk free interest rate of 4.34%.

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

NOTE 8 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program (PPP) with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. On the PPP loan, interest expense was $239 and $239 for the three months ended March 31, 2024 and 2023, respectively. The balance of this PPP loan is $95,485 as of March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024 and years ended December 31, 2023 and 2022, the Company entered into non-convertible, non-interest bearing advances for $90,000, $50,000, $75,000, $20,000 and $2,000, respectively from a third party. During the three months ended March 31, 2024, the Company converted $205,000 in advances to a convertible note and repaid $20,000 in advances. As of March 31, 2024 and December 31, 2023 and 2022, the balance of this advance is $12,000 and $215,000, respectively.

In January of 2023, the Company entered into a refinance agreement with a third party that held the original agreement on July of 2022.  In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party was $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of December 31, 2022, the Company owed $29,316 on this note payable and the OID balance is $6,188, leaving a net balance of $23,128. The Company has recorded $7,313 as interest expense for the year ended December 31, 2022 related to this OID.  For the refinance terms in January of 2023 agreement, the Company funded amount by the third party was $98,500, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 60 weekly installments of $2,133, for a total amount of $128,000 to be paid back. This note contains Original Issue Discount (OID) of $29,500 at issuance. As of March 31, 2024, the Company paid this in full and owes $0 on this note payable and the OID balance.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

On December 4, 2019, the Company entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000. At December 31, 2023 and 2022, balance on this debt discount was $0, respectively. The Company also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. We amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. On January 23, 2024, the Company modified this note, along with several other Hillyer notes and advances, including accrued interest, to a new note maturing on December 31, 2024.

On January 17, 2020, the Company issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 400,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount. The Company recorded $0 and $1,503 as interest expense related to this OID for the years ended December 31, 2023 and 2022, respectively.  On January 23, 2024, the Company modified this note, along with several other Hillyer notes and advances, including accrued interest, to a new note maturing on December 31, 2024.

On July 21, 2021, the Company issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, we agreed to issue 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount. This note also included an original discount fee of $1,250 recorded to debt discount, we amortized $703 for the year ended December 31, 2022 leaving a balance of $0. The Company recorded $0 and $0 as interest expense related to this OID for March 31, 2024 and December 31, 2023, respectively.  The outstanding balance on the note was $26,250 as of March 31, 2024. This note is in default and is accruing interest at the default rate of 18%.

On September 16, 2021, the Company issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 per share of common stock or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of March 31, 2024.  This note is in default and is accruing interest at the default rate of 18%.

On March 1, 2023, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 8% per annum and a maturity date of March 1, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.50 per share of common stock. The debt holder exercised the convertible option on the $10,000 note and converted the entire amount into 20,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction The outstanding balance on the note was $0 as of March 31, 2024 as a result common stock conversion occurred.

On May 3, 2023, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of May 3, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The debt holder exercised the convertible option on the $25,000 note and converted the entire amount into 100,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of March 31, 202 as a result common stock conversion occurred.

On May 15, 2023, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 15, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock, which debt holder did not opt in.  The outstanding balance on the note was $50,000 as of March 31, 2024.

On May 16, 2023, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 16, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $50,000 as of March 31, 2024.

On June 23, 2023, the Company entered into a convertible promissory note in the amount of $150,000 with an interest rate of 10% per annum and a maturity date of June 23, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $150,000 as of March 31, 2024.

On September 12, 2023, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of September 11, 2024. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 40,000 shares on September 25, 2023. The outstanding balance on the note was $0 as of March 31, 2024.

On November 1, 2023, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of January 2, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  On January 23, 2024, the Company modified this note, along with several other Hillyer notes and advances, including accrued interest, to a new note maturing on December 31, 2024.

On January 4, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of January 4, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 40,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of March 31, 2024.

On January 23, 2024, the Company modified and aggregated several Hillyer loans totaling $371,500, advances totaling $205,000 and accrued interest totaling $218,216 for an aggregate balance of $794,716 and extended the maturity to December 31, 2024. The Company issued 50,000 incentive shares valued at a debt discount of $5,000. The Company recognized $909 in amortization expense for the three months ended March 31, 2024.

On January 30, 2024, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of January 30, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 100,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of March 31, 2024.

On February 28, 2024, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 12% per annum and a maturity date of February 28, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $50,000 as of March 31, 2024.

On March 12, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of March 12, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $10,000 as of March 31, 2024.

On March 15, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of March 15, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $10,000 as of March 31, 2024.

Total interest expense including discount amortization on the above notes for March 31, 2024 and 2023 was $199,059 (including the finance lease interest on automobiles as referenced in Note 4) and $37,230, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

The Company discovered in September of 2021 that BYLT Basics, LLC, a party that it settled a previous trademark litigation case with, is in breach of its settlement agreement and sent a notice of breach to said party. The underlying matter is a trademark dispute for the mark B.Y.L.T. (Reg 6548069) of which the company also filed two oppositions of the party’s trademarks at the Trademark Trial and Appeal Board. BYLT Basics filed a lawsuit since the company filed the two oppositions and the company is filing counterclaims for trademark infringement and breach of settlement agreement. Attorneys are in contact.

NOTE 11 - CONCENTRATIONS

None

NOTE 12 - INVENTORY

As of March 31, 2024 and December 31, 2023, the Company’s inventory was $30,802, which consisted of $30,802 in raw material and $0 in finished goods, respectively.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2024 through the date these consolidated financial statements were issued and has reported the following events:

From April 1, 2024 to May 31, 2024, the Company issued 1,993,720 shares of common stock to for convertible notes that were converted to shares for outstanding debt of $351,286.

As of May 31, 2024, there were 109,381,270 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of March 31, 2024, we had an accumulated deficit totaling ($9,286,807). This raises substantial doubts about our ability to continue as a going concern.

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

3301 NE 1st Ave. Suite M704

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

Results for the Three Months Ended March 31, 2024 Compared To The Three Months Ended March 31, 2023.

Operating Revenues

The Company’s revenues were $70 for the three months ended March 31, 2024, compared to $9,908 for the three months ended March 31, 2023.

Gross Profit (Loss)

For the three months ended March 31, 2024, the Company’s gross profit (loss) was $70 compared to ($5,350) for the three months ended March 31, 2023.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended March 31, 2024, general and administrative expenses were $85,217 compared to $113,038 for the three months ended March 31, 2023, a decrease of $27,821. This decrease was due to a decrease in operations.

Advertising Expense

For the three months ended March 31, 2024, advertising expenses were $3,030 compared to $24,654 for the three months ended March 31, 2023, a decrease of $21,624.

Legal and Accounting Expense

For the three months ended March 31, 2024, Legal and Accounting expenses were $60,417 compared to $66,723 for the three months ended March 31, 2023, a decrease of $6,306. This decrease was due to a decrease in operations and legal filings.

Consulting expense

For the three months ended March 31, 2024, Consulting expenses were $306,400 compared to $116,964 for the three months ended March 31, 2023, an increase of $189,436. This increase was due to shares and warrants issued for consulting.

Interest Expense

For the three months ended March 31, 2024, Interest expenses were ($43,070) compared to ($37,230) for the three months ended March 31, 2023, an increase of $5,840. This increase was due to added vehicle leases and notes outstanding.

Our net loss for the three months ended March 31, 20243, was ($496,619) compared to ($363,959) for the three months ended March 31, 2023, an increase of $132,660. This increase was due primarily from the shares and warrants issued for services to consultants.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2024, the Company had total current assets of $34,983 compared to $30,854 at December 31, 2023.

At March 31, 2024, the Company had total current liabilities of $3,151,155 compared to $2,964,683 at December 31, 2023.

We had working capital deficit of $3,116,172 as of March 31, 2024, compared to $2,933,829 as of December 31, 2023.

Cashflow from Operating Activities

During the three months ended March 31, 2024, cash provided by (used in) operating activities was ($102,348) compared to ($184,574) for three months ended March 31, 2023. Cash used in operating activities for the three months ended March 31, 2024 was primarily the result of a $496,619 net loss.

Cashflow from Investing Activities

During the three months ended March 31, 2024, cash used in investing activities was $0 compared to $0 for the three months ended March 31, 2023.

Cashflow from Financing Activities

During the three months ended March 31, 2024, cash provided by financing activities was $102,408 compared to $175,581 for the three months ended March 31, 2023.2 Cash provided by financing activities for the three months ended March 31, 2024 was primarily the result of proceeds from notes payable and advances.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended March 31, 2024, have been prepared on a going concern basis and Note 2 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The company discovered in September of 2021 that BYLT Basics, LLC, a party that it settled a previous trademark litigation case with, is in breach of its settlement agreement and sent a notice of breach to said party. The underlying matter is a trademark dispute for the mark B.Y.L.T. (Reg 6548069) of which the company also filed two oppositions of the party’s trademarks at the Trademark Trial and Appeal Board. BYLT Basics filed a lawsuit since the company filed the two oppositions and the company is filing counterclaims for trademark infringement and breach of settlement agreement. Attorneys are in contact.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the year ended December 31, 2023, the Company issued 730,000 shares in connection with the Regulation D offering in the amount of $73,000 valued at $0.10 per share.

For the year ended December 31, 2023, the Company issued 1,570,000 shares in the amount of $157,000 valued at $0.10 per share for consulting services.

For the year ended December 31, 2023, the Company issued 200,000 shares in the amount of $55,000 valued at $0.25 per share for the conversion of $55,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it. In addition, the Company issued 16,250 shares valued at $0.10 per share as consideration upon the execution of these agreements.

As of December 31, 2023 we had 130,397,550 common shares outstanding.

For the three months ended March 31, 2024, the Company issued 860,000 shares in the amount of $86,000 valued at $0.10 per share for consulting services.

For the three months ended March 31, 2024, the Company issued 140,000 shares in the amount of $35,000 valued at $0.25 per share were issued for the conversion of $35,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it.

On January 23, 2024, the Company issued 50,000 shares to Hillyer as incentive in relation to the consolidation and modification of various notes, accrued interest and advances.

On March 1, 2024, it was determined that in the best interests of the Company to reduce the total outstanding shares of common stock and Jon Mckenzie retired fifteen million shares of common stock back to the company at no fee and Joey Firestone retired ten million shares of common stock back to the Company at no fee.

As of March 31, 2024, the Company had 106,447,550 common shares outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: June 7, 2024	By:	/s/ Joey Firestone
Joey Firestone
(Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer)

