Form 10-Q
period 2024-06-30
Elite Performance Holding Corp
filed 2024-08-15
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 14, 2024, there were 108,991,270 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$22	$52
Inventory	25,761	30,802
Prepaid expenses	14,069	-
Total Current Assets	39,852	30,854

Property and equipment, net	32,999	38,484
Right of use asset	89,794	101,400
TOTAL ASSETS	$162,645	$170,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$897,945	$879,943
Accounts payable and accrued expenses related party	697,153	633,314
Accrued expenses	253,076	397,112
Lease liability - current	20,022	19,064
Advances	12,000	215,000
Convertible notes payable (net of debt discount)	1,124,489	820,250
Total Current Liabilities	3,005,685	2,964,683

Long-term Liabilities
Lease liability - long-term	66,673	76,930
PPP Loan	95,485	95,485
Total Long-Term Liabilities	162,158	172,415
Total Liabilities	3,167,843	3,137,098

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 109,001,270 and 130,397,550 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	12,683	13,040
Shares to be issued	50,000	50,000
Additional paid-in capital	6,452,938	5,759,788
Accumulated deficit	(9,521,819)	(8,790,188)
Total Stockholders' Deficit	(3,005,198)	(2,966,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,645	$170,738

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

REVENUES	$611	$16,800	$681	$26,708
COST OF GOODS SOLD	5,560	14,951	5,560	30,209
GROSS (LOSS) PROFIT	(4,949)	1,849	(4,879)	(3,501)

OPERATING EXPENSES
Legal and accounting	51,084	73,918	111,501	140,641
Advertising	5,467	17,557	8,497	42,211
Consulting	(11,983)	114,860	294,417	231,824
General and administrative	137,493	132,976	222,710	246,014
Total Operating Expenses	182,061	339,311	637,125	660,690

OPERATING LOSS	(187,010)	(337,462)	(642,004)	(664,191)

OTHER INCOME (EXPENSE)
Other income	800	-	2,245	-
Interest expense	(47,893)	(35,639)	(91,872)	(72,869)

Total Other Expense	(47,893)	(35,639)	(89,627)	(72,869)

NET LOSS	$(235,012)	$(373,101)	$(731,631)	$(737,060)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	107,622,545	128,959,322	115,175,762	128,608,924

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Stockholders’ Deficit
For the six months ended June 30, 2024 and 2023
(Unaudited)

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2023	130,397,550	$13,040	10,000,000	$1,000	50,000	$5,759,788	$(8,790,188)	$(2,966,360)

Shares issued for Services	860,000	86	-	-	-	85,914	-	86,000
Retirement of founder shares	(25,000,000)	(2,500)				2,500		-
Warrants issued for services						77,623		77,623
Shares issued in connection with convertible debt	140,000	14	-	-	-	34,986	-	35,000
Shares issued as debt issuance cost	50,000	5	-	-	-	4,995	-	5,000
Net loss							(496,619)	(496,619)
Balance March 31, 2024	106,447,550	$10,645	10,000,000	$1,000	50,000	$5,965,806	$(9,286,807)	$(3,259,356)

Shares issued for Services	120,000	120	-	-	-	11,880	-	12,000
Retirement of founder shares						-		-
Warrants issued for services						15,884		15,884
Shares issued in connection with convertible debt	2,415,720	1,900	-	-	-	454,886	-	456,786
Shares issued as AP	18,000	18	-	-	-	4,482	-	4,500
Net loss							(235,012)	(235,012)
Balance June 30, 2024	109,001,270	$12,683	10,000,000	$1,000	50,000	$6,452,938	$(9,521,819)	$(3,005,198)

Balance December 31, 2022	127,881,300	$12,788	10,000,000	$1,000	50,000	$5,473,417	$(7,342,419)	$(1,805,214)

Shares to be issued for Reg D subscriptions	600,000	60			9,000	59,940		69,000
Shares issued for settlement of accounts payable								-
Shares issued for services					10,000	6,000		16,000
Shares issued in connection with convertible debt
Net loss							(363,959)	(363,959)
Balance March 31, 2023	128,481,300	$12,848	10,000,000	$1,000	69,000	$5,539,357	$(7,706,378)	$(2,084,173)

Reg D subscriptions	130,000	13	-	-	-	12,987	-	13,000
Shares to be issued fro Reg D subscriptions					(9,000)			(9,000)
Shares issued for services	660,000	66	-	-	-	59,934	-	60,000
Shares to be issued for Services					(10,000)			(10,000)
Shares issued in connection with convertible debt	120,000	12	-	-	-	34,988	-	35,000
Net loss	-	-	-	-	-	-	(373,101)	(373,101)
Balance June 30, 2023	129,391,300	$12,939	10,000,000	$1,000	50,000	$5,647,266	$(8,079,479)	$(2,368,274)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(731,631)	$(737,060)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	17,496
Shares issued for services	98,000	66,000
Warrants issued for services	93,507	-
Loss on inventory write-down	5,041	-
Depreciation expense	5,485	5,455
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	-	24,194
(Increase) / decrease in inventory	-	27,277
(Increase) / decrease in prepaid expenses	(14,069)	1,295
(Increase) / decrease in right of use assets	11,606	12,108
Increase in accounts payable - related party	64,829	68,625
Increase in accounts payable and accrued expenses	117,491	141,924
Net Cash Used in Operating Activities	(349,731)	(372,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	357,000	285,000
Proceeds from notes payable	-	98,500
Repayments of notes payable	(20,000)	(66,913)
Bank overdraft	-	-
Payments on financing leases	(9,299)	(6,934)
Proceeds from advances	22,000	50,000
Proceeds from sale of common stock and shares to be issued	-	73,000
Net Cash Provided by Financing Activities	349,701	432,653

(Decrease) Increase in Cash	(30)	59,967

CASH AT BEGINNING OF PERIOD	52	8,993

CASH AT END OF PERIOD	$22	$68,960

Supplemental Cash Flow Information:

Cash paid for:
Interest Paid	$4,459	$5,406
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Shares issued in conversion with convertible notes	$491,786	$35,000
Gain on related party accounts payable conversion	$2,700	$-
Shares issued as debt issuance cost	$5,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the three and six months ended June 30, 2024

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

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2024, the Company had an accumulated deficit of $9,525,790. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company maintains the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company grants credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  As of June 30, 2024 and December 31, 2023, the Company had $0 in accounts receivable respectively.  The allowance for doubtful trade receivables was $0 as of June 30, 2024 and December 31, 2023, respectively.

Inventory

Inventories are valued at the lower of weighted average cost or net realizable value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. During the quarter ending June 30, 2024, the Company wrote off $5,041 in damaged inventory. As of June 30, 2024 and December 31, 2023, the Company had $25,761 and $30,802 in inventory respectively.  The Company had no reserve for potentially obsolete inventory as of June 30, 2024 and December 31, 2023, respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense.  As of June 30, 2024 and December 31, 2023, we had $14,069 and $0 in prepaid expenses, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of June 30, 2024 and December 31, 2023, so then diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of June 30, 2024, the Company had $1,124,489 in convertible notes plus accrued interest of $218,968 that may be converted into 21,043,805 shares of common stock. As of December 31, 2023, the Company had $545,250 in convertible notes plus accrued interest of $259,971 that may be converted into 16,104,420 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the three and six months ended June 30, 2024 and 2023, the Company had $0 research and development (R&D) expense, respectively.

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

For the six months ended, as of June 30, 2024 and 2023, the Company had $681 and $26,708, respectively in revenue from the sale of our products.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the three and six months ended, as of June 30, 2024 and 2023, the Company did not record any impairment on our previously announced Patent acquisition, resulting in no other income (expense) being recognized.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the six months ended June 30, 2024 and 2023, the Company had $3,000 and $18,000, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a former member of our Board of Directors. As of June 30, 2024, the Company had an outstanding balance due of $125,922, which is included in accounts payable related party.

For the six months ended June 30, 2024 and 2023, the Company had $22 and $9,000, respectively, for un-reimbursed business expenses.  As of June 30, 2024 and December 31, 20223 the Company also had an outstanding balance due to Joey Firestone of $25,000 and $40,000, respectively, for consulting services, and $522,187 and $310,937 for salary, respectively, which is included in accounts payable related party.

For the six months ended June 30, 2024 and 2023, the Company had $0 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. On April 26, 2024, the Company converted the $4,500 balance to 18,000 shares of common stock. As of June 30, 2024 and December 31, 2023, the Company had an outstanding balance due of $0 and $4,500, respectively, which is included in accounts payable related party.

One February 1, 2021 the Company renewed the employment agreement with Joey Firestone with milestone performance bonuses in shares of restricted 144 stock.

On January 1, 2021, the Company entered into a royalty free trademark licensing agreement between Elite Beverage International Corp. and its subsidiary BYLT Performance LLC in consideration for ,000,000 (valued at par $0.0001 per share) shares to be issued in the amount of $500 which were issued April 29, 2021.

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

For the six months ended June 30, 2024 and 2023, the Company had $0 and $0, respectively, in revenue from related parties.

NOTE 4 - LEASES

Our adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires us to recognize substantially all leases on the balance sheet as an ROU asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below. The Company adopted this standard on the effective date of January 1, 2019 and used this effective date as the date of initial application. Under this application method, the Company was not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. The Company elected the ‘package of practical expedients,’ which permitted us to not reassess our prior conclusions related to lease identification, lease classification, and initial direct costs, and the Company did not elect the use of hindsight.

Lease ROU assets and liabilities are recognized at commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

The Company recognized a $89,794 right-of-use asset and $86,695 in a related party lease liability for our finance leases. For our finance leases, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

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

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of $11,719 and $12,108 plus interest expense of $4,459 and $5,406 during the six months ended June 30, 2024 and 2023, respectively.

The tables below present financial information associated with our leases.

		June 30,	December 31,
	Balance Sheet Classification	2024	2023

Right-of-use assets	Other long-term assets	$89,794	$101,400
Current lease liabilities	Other current liabilities	20,022	19,064
Non-current lease liabilities	Other long-term liabilities	66,673	76,930

As of June 30, 2024, our maturities of our lease liabilities are as follows:

Maturity of lease liabilities
2024 (six months remaining)	$15,271
2025	27,717
2026	27,717
2027	27,012
Thereafter	6,608
Total lease payments	$104,325
Less: Imputed interest	(17,630)
Present value of lease liabilities	$86,695

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

June 30, 2024
Trucks	$55,000

Total cost	55,000

Less accumulated depreciation	(22,001)

Net, property and equipment	$32,999

Depreciation expense for the six months ended June 30, 2024 and 2023 was $5,485 and $5,515, respectively. The trucks are being depreciated over a useful life of 5 years.

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

As of December 31, 2023 the Company had 130,397,550 common shares outstanding.

For the six months ended June 30, 2024, the Company issued 980,000 shares in the amount of $98,000 valued at $0.10 per share for consulting services.

For the six months ended June 30, 2024, the Company issued 2,555,720 shares in the amount of $491,786 valued at $0.25 per share were issued for the conversion of $491,786 principal and accrued interest of convertible notes payable made within the terms of the agreement and no gain or loss results from it.

On January 23, 2024, the Company issued 50,000 shares to Hillyer in the amount of $5,000 valued at $0.10 per share as incentive in relation to the consolidation and modification of various notes, accrued interest and advances.

On March 1, 2024, it was determined that in the best interests of the Company to reduce the total outstanding shares of common stock and Jon Mckenzie retired fifteen million shares of common stock back to the company at no fee and Joey Firestone retired ten million shares of common stock back to the Company at no fee.

On April 26, 2024, the Company issued 18,000 shares in the amount of $1,800 valued at $0.10 per share to a related party in relation to an accounts payable balance totaling $4,500. The remaining difference was recorded as other income.

As of June 30, 2024, the Company had 109,001,270 common shares outstanding.

Common Stock Warrants

On March 18, 2024, the Company issued Greentree Financial, Inc.400,000 five year warrants exercisable at $2.00 valued at $38,811 for consulting services. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 236%, expected term of 5 years, and a risk free interest rate of 4.36%.

On March 18, 2024, the Company issued High Creek Ventures, Inc 400,000 five year warrants exercisable at $2.00 valued at $39,297 for consulting services. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 236%, expected term of 5 years, and a risk free interest rate of 4.36%.

On May 6, 2024, the Company issued Greentree Financial 160,000 five year warrants exercisable at $2.00 valued at $19,855 for services. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 276%, expected term of 5 years, and a risk free interest rate of 4.72%.

Average risk-free rate: 4.54%

Average expected life (in years): 4.76 years

Volatility: 236% - 276%

	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2022	-	-
Issued	-	-
Exercised	-	-
Expired or cancelled	-	—
Outstanding at December 31, 2023	-	-
Issued	960,000	2.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at June 30, 2024	960,000	2.00

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

NOTE 8 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program (PPP) with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. On the PPP loan, interest expense was $239 and $239 for the three months ended March 31, 2024 and 2023, respectively. The balance of this PPP loan is $95,485 as of June 30, 2024 and December 31, 2023, respectively.

During the six months ended June 30, 2024 and years ended December 31, 2023 and 2022, the Company entered into non-convertible, non-interest bearing advances for $90,000, $50,000, $75,000, $20,000 and $2,000, respectively from a third party. During the six months ended June 30, 2024, the Company converted $205,000 in advances to a convertible note and repaid $20,000 in advances. As of June 30, 2024 and December 31, 2023, the balance of this advance is $12,000 and $215,000, respectively.

In January of 2023, the Company entered into a refinance agreement with a third party that held the original agreement on July of 2022.  In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party was $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of December 31, 2022, the Company owed $29,316 on this note payable and the OID balance is $6,188, leaving a net balance of $23,128. The Company has recorded $7,313 as interest expense for the year ended December 31, 2022 related to this OID.  For the refinance terms in January of 2023 agreement, the Company funded amount by the third party was $98,500, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 60 weekly installments of $2,133, for a total amount of $128,000 to be paid back. This note contains Original Issue Discount (OID) of $29,500 at issuance. As of June 30, 2024, the Company paid this in full and owes $0 on this note payable and the OID balance.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

	June 30, 2024	December 31, 2023
Beginning balance	$820,250	$545,250
Additions to convertible debt	355,000	330,000
Conversion of advances and accrued interest to convertible debt	420,489	-
Conversion of convertible debt to common stock	(471,250)	(55,000)
Total	$1,124,489	$820,250

On December 4, 2019, the Company entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000. At December 31, 2023 and 2022, balance on this debt discount was $0, respectively. The Company also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. The Company amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. On January 23, 2024, the Company modified this note, along with several other Hillyer notes and advances, including accrued interest, to a new note maturing on December 31, 2024.

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

On July 21, 2021, the Company issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, the Company agreed to issue 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount. This note also included an original discount fee of $1,250 recorded to debt discount, the Company amortized $703 for the year ended December 31, 2022 leaving a balance of $0. The Company recorded $0 and $0 as interest expense related to this OID for June 30, 2024 and December 31, 2023, respectively.  On May 13, 2024, the debt holder exercised the convertible option on the note with an outstanding balance of $26,250 and accrued interest of $10,536 to 735,720 shares of common stock. The outstanding balance on the note was $0 as of June 30, 2024 as a result of the common stock conversion.

On September 16, 2021, the Company issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 per share of common stock or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of June 30, 2024.  This note is in default and is accruing interest at the default rate of 18%.

On March 1, 2023, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 8% per annum and a maturity date of March 1, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.50 per share of common stock. The debt holder exercised the convertible option on the $10,000 note and converted the entire amount into 20,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction The outstanding balance on the note was $0 as of June 30, 2024 as a result of the common stock conversion.

On May 3, 2023, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of May 3, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The debt holder exercised the convertible option on the $25,000 note and converted the entire amount into 100,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of June 30, 2024 as a result of the common stock conversion.

On May 15, 2023, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 15, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  On May 13, 2024, the debt holder exercised the convertible option on the $50,000 note along with $5,000 in accrued interest and converted the entire amount into 220,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of June 30, 2024 as a result of the common stock conversion.

On May 16, 2023, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 16, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. On May 13, 2024, the debt holder exercised the convertible option on the $50,000 note along with $5,000 in accrued interest and converted the entire amount into 220,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of June 30, 2024 as a result of the common stock conversion.

On June 23, 2023, the Company entered into a convertible promissory note in the amount of $150,000 with an interest rate of 10% per annum and a maturity date of June 23, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $150,000 as of June 30, 2024.

On September 12, 2023, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of September 11, 2024. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 40,000 shares on September 25, 2023. The outstanding balance on the note was $0 as of June 30, 2024.

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

On January 4, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of January 4, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 40,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of June 30, 2024.

On January 23, 2024, the Company modified and aggregated several Hillyer loans totaling $371,500, advances totaling $205,000 and accrued interest totaling $218,216 for an aggregate balance of $794,716 and extended the maturity to December 31, 2024. The Company issued 50,000 incentive shares valued at $5,000.

On January 30, 2024, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of January 30, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 100,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of June 30, 2024.

On February 28, 2024, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 12% per annum and a maturity date of February 28, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  On May 13, 2024, the debt holder exercised the convertible option on the $50,000 note and converted the entire amount into 200,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of June 30, 2024 as a result of the common stock conversion.

On March 12, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of March 12, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  On May 13, 2024, the debt holder exercised the convertible option on the $10,000 note and converted the entire amount into 40,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of June 30, 2024 as a result of the common stock conversion.

On March 15, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of March 15, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $10,000 as of June 30, 2024.

On April 5, 2024, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 12% per annum and a maturity date of April 5, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 400,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of June 30, 2024.

On April 24, 2024, the Company entered into a convertible promissory note in the amount of $40,000 with an interest rate of 12% per annum and a maturity date of April 24, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 160,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of June 30, 2024.

On May 24, 2024, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 12% per annum and a maturity date of May 24, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 400,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of June 30, 2024.

On June 19, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of June 19, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 40,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company has $1,124,489 and $820,250, in convertible debt outstanding, net of debt discount, respectively. As of June 30, 2024 and December 31, 2023, the Company issued 2,415,720 common shares and 200,000 common shares, for the conversion of convertible notes, respectively. Total interest expense including discount amortization on the above notes for June 30, 2024 and 2023 was $80,291 (including the finance lease interest on automobiles as referenced in Note 4) and $72,869, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time the Company is a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business.  As of the date of this filing, the Company is not aware of any other material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

NOTE 11 - CONCENTRATIONS

None

NOTE 12 - INVENTORY

During the quarter ending June 30, 2024, the Company wrote off $5,041 in damaged inventory. As of June 30, 2024 and December 31, 2023, the Company’s inventory was $25,761 and $30,802, respectively, which consisted of $25,761 and $30,802 in raw material, respectively and $0 in finished goods, respectively.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2024 through the date these consolidated financial statements were issued and has reported the following events:

 None

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of June 30, 2024, we had an accumulated deficit totaling ($9,525,790). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the Three Months Ended June 30, 2024 Compared To The Three Months Ended June 30, 2023.

Operating Revenues

The Company’s revenues were $611 for the three months ended June 30, 2024, compared to $16,800 for the three months ended June 30, 2023.

Gross Profit (Loss)

For the three months ended June 30, 2024, the Company’s gross profit (loss) was $(4,949) compared to $1,849 for the three months ended June 30, 2023.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended June 30, 2024, general and administrative expenses were $138,400 compared to $132,976 for the three months ended June 30, 2023, an increase of $5,424. This increase was due to an increase in operations.

Advertising Expense

For the three months ended June 30, 2024, advertising expenses were $5,467 compared to $17,557 for the three months ended June 30, 2023, a decrease of $12,090.

Legal and Accounting Expense

For the three months ended June 30, 2024, Legal and Accounting expenses were $51,084 compared to $73,918 for the three months ended June 30, 2023, a decrease of $22,834. This decrease was due to a decrease in operations and legal filings.

Consulting expense

For the three months ended June 30, 2024, Consulting expenses were $(8,012) compared to $114,860 for the three months ended June 30, 2023, a decrease of $122,872. This decrease was due to shares and warrants issued for consulting in 2023.

Interest Expense

For the three months ended June 30, 2024, Interest expenses were $47,893 compared to $35,639 for the three months ended June 30, 2023, a decrease of $12,254. This decrease was due to the conversion of several outstanding notes.

Our net loss for the three months ended June 30, 2024, was $238,981 compared to $373,101 for the three months ended June 30, 2023, a decrease of $134,120. This decrease was due primarily to the decrease in legal, consulting, accounting and advertising expenses.

Results for the Six Months Ended June 30, 2024 Compared To The Six Months Ended June 30, 2023.

Operating Revenues

The Company’s revenues were $681 for the six months ended June 30, 2024, compared to $26,708 for the six months ended June 30, 2023.

Gross Profit (Loss)

For the six months ended June 30, 2024, the Company’s gross profit (loss) was ($4,879) compared to ($3,501) for the six months ended June 30, 2023.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the six months ended June 30, 2024, general and administrative expenses were $222,710 compared to $246,014 for the six months ended June 30, 2023, a decrease of $23,304. This decrease was due to a decrease in operations.

Advertising Expense

For the six months ended June 30, 2024, advertising expenses were $8,497 compared to $42,211 for the six months ended June 30, 2023, a decrease of $33,714.

Legal and Accounting Expense

For the six months ended June 30, 2024, Legal and Accounting expenses were $111,501 compared to $140,641 for the six months ended June 30, 2023, a decrease of $29,140. This decrease was due to a decrease in operations and legal filings.

Consulting expense

For the six months ended June 30, 2024, Consulting expenses were $298,388 compared to $231,824 for the six months ended June 30, 2023, an increase of $66,654. This increase was due to shares and warrants issued for consulting.

Interest Expense

For the six months ended June 30, 2024, Interest expenses were $91,872 compared to $72,869 for the six months ended June 30, 2023, an increase of $19,003.

Our net loss for the six months ended June 30, 2024, was $735,602 compared to $737,060 for the six months ended June 30, 2023, an increase of $1,458. This increase was due primarily from the shares and warrants issued for services to consultants.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2024, the Company had total current assets of $39,852 compared to $30,854 at December 31, 2023.

At June 30, 2024, the Company had total current liabilities of $3,101,170 compared to $3,060,168 at December 31, 2023.

We had working capital deficit of $2,965,833 as of June 30, 2024, compared to $2,933,829 as of December 31, 2023.

Cashflows from Operating Activities

During the six months ended June 30, 2024, cash provided by (used in) operating activities was $349,731 compared to $372,686 for six months ended June 30, 2023. Cash used in operating activities for the six months ended June 30, 2024 was primarily the result of a $735,602 net loss.

Cashflows from Investing Activities

During the six months ended June 30, 2024, cash provided by (used in) investing activities was $0 compared to $0 for the six months ended June 30, 2023.

Cashflows from Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities was $349,701 compared to $432,653 for the six months ended June 30, 2023. Cash provided by financing activities for the six months ended June 30, 2024 was primarily the result of proceeds from notes payable and advances.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended June 30, 2024, have been prepared on a going concern basis and Note 2 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (each as defined in Rules) as of the end of the period covered by this Quarterly Report on Form 10-Q.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, we identified a material weakness related to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions we entered into.

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, due to the material weakness in our control environment and financial reporting process discussed above.

Management believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition as of the Evaluation Date, and results of our operations and cash flows for the Evaluation Date, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The company discovered in September of 2021 that BYLT Basics, LLC, a party that it settled a previous trademark litigation case with, is in breach of its settlement agreement and sent a notice of breach to said party. The underlying matter is a trademark dispute for the mark B.Y.L.T. (Reg 6548069) of which the company also filed two oppositions of the party’s trademarks at the Trademark Trial and Appeal Board. BYLT Basics filed a lawsuit since the company filed the two oppositions and the company filed a countersuit for trademark infringement and breach of settlement agreement. The attorneys are in contact to discuss a settlement and the scheduling hearing is set for end of August.

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

For the six months ended June 30, 2024, the Company issued 980,000 shares in the amount of $98,000 valued at $0.10 per share for consulting services.

For the six months ended June 30, 2024, the Company issued 2,555,720 shares in the amount of $491,786 valued at $0.25 per share were issued for the conversion of $491,786 principal and accrued interest of convertible notes payable made within the terms of the agreement and no gain or loss results from it.

On January 23, 2024, the Company issued 50,000 shares to Hillyer in the amount of $5,000 valued at $0.10 per share as incentive in relation to the consolidation and modification of various notes, accrued interest and advances.

On March 1, 2024, it was determined that in the best interests of the Company to reduce the total outstanding shares of common stock and Jon Mckenzie retired fifteen million shares of common stock back to the company at no fee and Joey Firestone retired ten million shares of common stock back to the Company at no fee.

On April 26, 2024, the Company issued 18,000 shares in the amount of $1,800 valued at $0.10 per share to a related party in relation to an accounts payable balance totaling $4,500. The remaining difference was recorded as other income.

As of June 30, 2024, the Company had 109,001,270 common shares outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (1)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (1)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: August 14, 2024	By:	/s/ Joey Firestone
Joey Firestone
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial Officer and Principal Accounting Officer)

