Form 10-Q
period 2024-09-30
Elite Performance Holding Corp
filed 2024-11-19
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 19, 2024, there were 109,481,270 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$94	$52
Inventory	25,761	30,802
Prepaid expenses	22,265	-
Total Current Assets	48,120	30,854

Property and equipment, net	30,257	38,484
Right of use asset	83,934	101,400
TOTAL ASSETS	$162,311	$170,738

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$944,575	$879,943
Accounts payable and accrued expenses related party	712,475	633,314
Accrued expenses	290,802	397,112
Lease liability - current	22,268	19,064
Advances	29,500	215,000
Convertible notes payable (net of debt discount)	1,345,495	820,250
Total Current Liabilities	3,345,115	2,964,683

Longterm Liabilities
Lease liability - long-term	61,240	76,930
PPP Loan	95,485	95,485
Total Long-Term Liabilities	156,725	172,415
Total Liabilities	3,501,840	3,137,098

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 109,081,270 and 130,397,550 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	12,763	13,040
Shares to be issued	50,000	50,000
Additional paid-in capital	6,476,849	5,759,788
Accumulated deficit	(9,880,141)	(8,790,188)
Total Stockholders' Deficit	(3,339,529)	(2,966,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,311	$170,738

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

REVENUES	$-	$13,433	$681	$40,141
COST OF GOODS SOLD	-	13,267	5,560	43,476
GROSS PROFIT (LOSS)	-	166	(4,879)	(3,335)

OPERATING EXPENSES
Legal and accounting	99,029	65,765	210,530	206,406
Advertising	11,982	21,251	20,479	63,462
Consulting	63,156	140,900	357,573	372,724
General and administrative	100,783	141,815	323,493	387,829
Total Operating Expenses	274,950	369,731	912,075	1,030,421

OPERATING LOSS	(274,950)	(369,565)	(916,954)	(1,033,756)

OTHER INCOME (EXPENSE)
Other income	2,700	10,188	4,945	10,188
Interest expense	(86,072)	(40,797)	(177,944)	(113,666)

Total Other Expense	(83,372)	(30,609)	(172,999)	(103,478)

NET LOSS	$(358,322)	$(400,174)	$(1,089,953)	$(1,137,234)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	109,110,083	129,758,257	113,116,443	128,996,245

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Stockholders Deficit

For the nine months ended September 30, 2024 and 2023

(Unaudited)

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance December 31, 2023	130,397,550	$13,040	10,000,000	$1,000	$50,000	$5,759,788	$(8,790,188)	$(2,966,360)

Shares to be issued for Services	860,000	86	-	-	-	85,914	-	86,000
Retirement of founder shares	(25,000,000)	(2,500)				2,500		-
Warrants issued for services						77,623		77,623
Shares issued in connection with convertible debt	140,000	14	-	-	-	34,986	-	35,000
Shares issued as debt issuance cost	50,000	5	-	-	-	4,995	-	5,000
Net loss							(496,619)	(496,619)
Balance March 31, 2024	106,447,550	10,645	10,000,000	1,000	50,000	5,965,806	(9,286,807)	(3,259,356)

Shares to be issued for Services	120,000	120	-	-	-	11,880	-	12,000
Warrants issued for services						15,884		15,884
Shares issued in connection with convertible debt	2,415,720	1,900	-	-	-	454,886	-	456,786
Shares issued as AP	18,000	18	-	-	-	4,482	-	4,500
Net loss							(235,012)	(235,012)
Balance June 30, 2024	109,001,270	12,683	10,000,000	1,000	50,000	6,452,938	(9,521,819)	(3,005,198)

Shares issued for Services	40,000	40	-	-	-	3,960	-	4,000
Warrants issued for services						9,991		9,991
Shares issued as AP	40,000	40	-	-	-	9,960	-	10,000
Net loss							(358,322)	(358,322)
Balance September 30, 2024	109,081,270	$12,763	$10,000,000	$1,000	$50,000	$6,476,849	$(9,880,141)	$(3,339,529)

Balance December 31, 2022	127,881,300	$12,788	10,000,000	$1,000	50,000	$5,473,417	$(7,342,419)	$(1,805,214)

Shares to be issued for Reg D subscriptions	600,000	60			9,000	59,940		69,000
Shares issued for services					10,000	6,000		16,000
Net loss							(363,959)	(363,959)
Balance March 31, 2023	128,481,300	12,848	10,000,000	1,000	69,000	5,539,357	(7,706,378)	(2,084,173)

Reg D subscriptions	130,000	13	-	-	-	12,987	-	13,000
Shares to be issued for Reg D subscriptions					(9,000)			(9,000)
Shares issued for services	660,000	66	-	-	-	59,934	-	60,000
Shares to be issued for Services					(10,000)			(10,000)
Shares issued in connection with convertible debt	120,000	12	-	-	-	34,988	-	35,000
Net loss	-	-	-	-	-	-	(373,101)	(373,101)
Balance June 30, 2023	129,391,300	12,939	10,000,000	1,000	50,000	5,647,266	(8,079,479)	$(2,368,274)

Shares issued for services	660,000	66	-	-	-	65,934	-	66,000
Shares issued in connection with convertible debt	40,000	4	-	-	-	9,996	-	10,000
Net loss	-	-	-	-	-	-	(400,174)	(400,174)
Balance September 30, 2023	130,091,300	$13,009	$10,000,000	$1,000	$50,000	5,723,196	$(8,479,653)	$(2,692,448)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,089,953)	$(1,137,234)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	42,029	23,888
Shares issued for services	102,000	132,000
Warrants issued for services	103,498	-
Depreciation expense	8,227	8,228
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	-	25,202
(Increase) / decrease in inventory	5,041	34,873
(Increase) / decrease in prepaid expenses	(22,265)	1,951
(Increase) / decrease in right of use assets	17,466	18,049
Increase in accounts payable - related party	79,161	147,625
Increase in accounts payable and accrued expenses	167,823	302,900
Net Cash Used in Operating Activities	(586,973)	(442,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	295,000
Proceeds from notes payable	580,000	98,500
Repayments of notes payable	(42,000)	(75,447)
Bank overdraft	-	747
Payments on financing leases	(12,485)	(8,275)
Proceeds from advances	61,500	50,000
Proceeds from sale of common stock and shares to be issued	-	73,000
Net Cash Provided by Financing Activities	587,015	433,525

Increase (Decrease) in Cash	42	(8,993)

CASH AT BEGINNING OF PERIOD	52	8,993

CASH AT END OF PERIOD	$94	$-

Supplemental Cash Flow Information:

Cash paid for:
Interest Paid	$6,580	$16,799
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Shares issued in conversion with convertible notes	$491,786	$45,000
Shares issued as debt issuance cost	$5,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the three and nine months ended September 30, 2024

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

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2024, the Company had an accumulated deficit of $9,880,141. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company maintains the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows, the Company consider all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company grants credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  As of September 30, 2024 and December 31, 2023, the Company had $0 in accounts receivable respectively.  The allowance for doubtful trade receivables was $0 as of September 30, 2024 and December 31, 2023, respectively.

Inventory

Inventories are valued at the lower of weighted average cost or net realizable value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. During the nine months ending September 30, 2024, the Company wrote off $5,041 in damaged inventory. As of September 30, 2024 and December 31, 2023, the Company had $25,761 and $30,802 in inventory respectively.  The Company had no reserve for potentially obsolete inventory as of September 30, 2024 and December 31, 2023, respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense.  As of September 30, 2024 and December 31, 2023, we had $22,265 and $0 in prepaid expenses, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of September 30, 2024 and December 31, 2023, so then diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of September 30, 2024, the Company had $1,345,495 in convertible notes plus accrued interest of $264,715 that may be converted into 22,546,690 shares of common stock. As of December 31, 2023, the Company had $545,250 in convertible notes plus accrued interest of $259,971 that may be converted into 16,104,420 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the three and nine months ended September 30, 2024 and 2023, the Company had $0 research and development (R&D) expense, respectively.

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

For the nine months ended, as of September 30, 2024 and 2023, the Company had $681 and $40,141, respectively in revenue from the sale of our products.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the three and nine months ended, as of September 30, 2024 and 2023, the Company did not record any impairment on our previously announced Patent acquisition, resulting in no other income (expense) being recognized.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the nine months ended September 30, 2024 and 2023, the Company had $0 and $27,000, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a former member of our Board of Directors. As of September 30, 2024, the Company had an outstanding balance due of $122,922, which is included in accounts payable related party.

For the nine months ended September 30, 2024 and 2023, the Company had $24,022 and $0, respectively, for un-reimbursed business expenses.  As of September 30, 2024 and December 31, 2023 the Company also had an outstanding balance due to Joey Firestone of $15,000 and $40,000, respectively, for consulting services, and $559,687 and $310,937 for salary, respectively, which is included in accounts payable related party.

For the nine months ended September 30, 2024 and 2023, the Company had $0 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of John McKenzie. On April 26, 2024, the Company converted the $4,500 balance to 18,000 shares of common stock. As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance due of $0 and $4,500, respectively, which is included in accounts payable related party.

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

For the nine months ended September 30, 2024 and 2023, the Company had $0 and $0, respectively, in revenue from related parties.

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

The Company recognized a $83,934 right-of-use asset and $83,508 in a related party lease liability for our finance leases. For our finance leases, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

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

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of $17,579 and $18,049 plus interest expense of $6,580 and $7,870 during the nine months ended September 30, 2024 and 2023, respectively.

The tables below present financial information associated with our leases.

	Balance Sheet	September 30,	December 31,
	Classification	2024	2023

Right-of-use assets	Other long-term assets	$83,934	$101,400
Current lease liabilities	Other current liabilities	22,268	19,064
Non-current lease liabilities	Other long-term liabilities	61,240	76,930

As of September 30, 2024, our maturities of our lease liabilities are as follows:

Maturity of lease liabilities
2024 (three months remaining)	$10,872
2025	27,717
2026	27,717
2027	27,012
Thereafter	5,832
Total lease payments	$99,150
Less: Imputed interest	(15,642)
Present value of lease liabilities	$83,508

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

September 30, 2024
Trucks	$55,000

Total cost	55,000

Less accumulated depreciation	(24,743)

Net, property and equipment	$30,257

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $8,228 and $8,228, respectively. The trucks are being depreciated over a useful life of 5 years.

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

For the nine months ended September 30, 2024, the Company issued 1,020,000 shares in the amount of $93,000 valued at $0.10 per share for consulting services.

For the nine months ended September 30, 2024, the Company issued 2,555,720 shares in the amount of $491,786 valued at $0.25 per share were issued for the conversion of $591,786 principal and accrued interest of convertible notes payable made within the terms of the agreement and no gain or loss results from it.

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

On April 26, 2024, the Company issued 18,000 shares to a related party in relation to an accounts payable balance totaling $4,500.

On August 12, 2024, the Company issued 40,000 shares to a consultant decreasing an accounts payable balance by $10,000. A balance of $2,925 still remains. No gain or loss on settlement of AP was recorded.

As of September 30, 2024, the Company had 109,081,270 common shares outstanding.

Common Stock Warrants

On March 18, 2024, the Company issued 800,000 five year warrants exercisable at $2.00 valued at $77,623 for consulting services. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 236%, expected term of 5 years, and a risk free interest rate of 4.34%.

On May 6, 2024, the Company issued 160,000 five year warrants exercisable at $2.00 valued at $15,884 for consulting services. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 276%, expected term of 5 years, and a risk free interest rate of 4.50%.

On August 20, 2024, the Company issued 100,000 five year warrants exercisable at $2.00 valued at $9,991 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 329%, expected term of 5 years, and a risk free interest rate of 3.69%.

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

NOTE 8 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program (PPP) with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. On the PPP loan, interest expense was $239 and $239 for the three months ended March 31, 2024 and 2023, respectively. The balance of this PPP loan is $95,485 as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024 and years ended December 31, 2023 and 2022, the Company entered into non-convertible, non-interest bearing advances for $90,000, $50,000, $75,000, $20,000, $20,000, $12,000, $7,500 and $2,000, respectively from a third party. During the nine months ended September 30, 2024, the Company converted $205,000 in advances to a convertible note and repaid $42,000 in advances. As of September 30, 2024 and December 31, 2023, the balance of this advance is $29,500 and $215,000, respectively.

In January of 2023, the Company entered into a refinance agreement with a third party that held the original agreement on July of 2022.  In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party was $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of December 31, 2022, the Company owed $29,316 on this note payable and the OID balance is $6,188, leaving a net balance of $23,128. The Company has recorded $7,313 as interest expense for the year ended December 31, 2022 related to this OID.  For the refinance terms in January of 2023 agreement, the Company funded amount by the third party was $98,500, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 60 weekly installments of $2,133, for a total amount of $128,000 to be paid back. This note contains Original Issue Discount (OID) of $29,500 at issuance. As of September 30, 2024, the Company paid this in full and owes $0 on this note payable and the OID balance.

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

On July 21, 2021, the Company issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, the Company agreed to issue 60,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount. This note also included an original discount fee of $1,250 recorded to debt discount, the Company amortized $703 for the year ended December 31, 2022 leaving a balance of $0. The Company recorded $0 and $0 as interest expense related to this OID for September 30, 2024 and December 31, 2023, respectively.  On May 13, 2024, the debt holder exercised the convertible option on the note with an outstanding balance of $26,250 and accrued interest of $10,536 to 735,720 shares of common stock. The outstanding balance on the note was $0 as of September 30, 2024 as a result of the common stock conversion.

On September 16, 2021, the Company issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $.05 per share of common stock or if publicly traded at the rate of the lessor of $.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of September 30, 2024.  This note is in default and is accruing interest at the default rate of 18%.

On March 1, 2023, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 8% per annum and a maturity date of March 1, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.50 per share of common stock. The debt holder exercised the convertible option on the $10,000 note and converted the entire amount into 20,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction The outstanding balance on the note was $0 as of September 30, 2024 as a result of the common stock conversion.

On May 3, 2023, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of May 3, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The debt holder exercised the convertible option on the $25,000 note and converted the entire amount into 100,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of September 30, 2024 as a result of the common stock conversion.

On May 15, 2023, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 15, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  On May 13, 2024, the debt holder exercised the convertible option on the $50,000 note along with $5,000 in accrued interest and converted the entire amount into 220,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of September 30, 2024 as a result of the common stock conversion.

On May 16, 2023, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 16, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. On May 13, 2024, the debt holder exercised the convertible option on the $50,000 note along with $5,000 in accrued interest and converted the entire amount into 220,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of September 30, 2024 as a result of the common stock conversion.

On June 23, 2023, the Company entered into a convertible promissory note in the amount of $150,000 with an interest rate of 10% per annum and a maturity date of June 23, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $150,000 as of September 30, 2024.

On September 12, 2023, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of September 11, 2024. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 40,000 shares on September 25, 2023. The outstanding balance on the note was $0 as of September 30, 2024.

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

On January 4, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of January 4, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 40,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of September 30, 2024.

On January 23, 2024, the Company modified and aggregated several Hillyer loans totaling $371,500, advances totaling $205,000 and accrued interest totaling $218,216 for an aggregate balance of $794,716 and extended the maturity to December 31, 2024. The Company issued 50,000 incentive shares valued at a debt discount of $5,000. The Company recognized $2,273 in amortization expense for the nine months ended September 30, 2024.

On January 30, 2024, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of January 30, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 100,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of September 30, 2024.

On February 28, 2024, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 12% per annum and a maturity date of February 28, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  On May 13, 2024, the debt holder exercised the convertible option on the $50,000 note and converted the entire amount into 200,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of September 30, 2024 as a result of the common stock conversion.

On March 12, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of March 12, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  On May 13, 2024, the debt holder exercised the convertible option on the $10,000 note and converted the entire amount into 40,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of September 30, 2024 as a result of the common stock conversion.

On March 15, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of March 15, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  The outstanding balance on the note was $10,000 as of September 30, 2024.

On April 5, 2024, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 12% per annum and a maturity date of April 5, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 400,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of September 30, 2024.

On April 24, 2024, the Company entered into a convertible promissory note in the amount of $40,000 with an interest rate of 12% per annum and a maturity date of April 24, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 160,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of September 30, 2024.

On May 24, 2024, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 12% per annum and a maturity date of May 24, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 400,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of September 30, 2024.

On June 19, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of June 19, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 40,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of September 30, 2024.

On July 1, 2024 and July 26, 2024, the Company received $75,000 and $50,000, respectively, related to a May 6, 2024 convertible promissory note with a third party. The note is for up to $160,000 with an interest rate of 12% per annum and a maturity date of November 5, 2024. The note shall be convertible into shares of common stock equal to 70% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the last five (5) trading days immediately prior to but not including the conversion date, which is subject to a floor conversion price of $2.00 per share. The outstanding balance on the note is $125,000 as of September 30, 2024.

On August 21, 2024, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 12% per annum and a maturity date of August 20, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock.  This note was converted to 100,000 shares, as stated within the terms of the agreement. The shares were issued on October 3, 2024. The outstanding balance on the note was $100,000 as of September 30, 2024.

Total interest expense including discount amortization on the above notes for September 30, 2024 and 2023 was $80,291 (including the finance lease interest on automobiles as referenced in Note 4) and $72,869, respectively.

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

NOTE 11 - CONCENTRATIONS

None

NOTE 12 - INVENTORY

During the quarter ending June 30, 2024, the Company wrote off $5,041 in damaged inventory. As of September 30, 2024 and December 31, 2023, the Company’s inventory was $25,761 and $30,802, respectively, which consisted of $25,761 and $30,802 in raw material, respectively and $0 in finished goods, respectively.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2024 through the date these consolidated financial statements were issued and has reported the following events:

On October 3, 2024, the Company converted a $100,000 convertible promissory note to 400,000 shares, as stated within the terms of the agreement.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of September 30, 2024, we had an accumulated deficit totaling ($9,880,141). This raises substantial doubts about our ability to continue as a going concern.

Business

The Company is currently producing a sports beverage like no other available on the market. Beyond Your Limit Training (B.Y.L.T.) is the first ready to drink (RTD) beverage of its kind to combine the benefits of hydration, endurance, mental focus, fat oxidation, and muscle recovery all-in-one great tasting beverage. B.Y.L.T. (pronounced built) uses a proven proprietary formula that simultaneously hydrates, helps improves performance, promotes fat burning during exercise, and aids in muscle recovery after exertion. Whether you are looking to achieve optimal performance on the baseball field, basketball court, soccer field, in the gym or any competitive sport, B.Y.L.T.  provides the competitive edge every athlete actively seeks.  This unique product is designed with scientifically dosed key ingredients to bridge the gap between energy drinks, hydration beverages and dietary supplements, without the sugars and jitters from caffeine which eventually cause athletes to crash. B.Y.L.T. is not only designed to help enhance performance and support the intense physical demand of athletes but is safe and backed by science.

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

Sales and Marketing

With its all-encompassing benefits and better-for-you ingredients, B.Y.L.T. is positioned to succeed in a highly lucrative market due to being first to market, its superior product offering and an ideal market opportunity. The breakdown of favorable market trends that will help fuel the initial growth and long-term success of the Company include:

✓	Healthy living trends and lifestyles are continuing, creating a drive for better-for-you trends, active lifestyles, and a growing demand for industry products from everyday consumers.

✓

Sports Drinks market is projected to grow from USD 27.22 billion in 2021 to USD 36.35 billion in 2028 at a CAGR of 4.2% in the 2021-2028 period. North America dominated the sports drink market with a market share of 33.54% in 2020. Source: https://www.fortunebusinessinsights.com/sports-drink-market-102083

✓

B.Y.L.T.® is also positioned in the US Sports and Performance Drink Market which According to Mintel, grew by 12.7% in 2023, reaching over $17.5 billion in retail sales and sustain steady growth, with forecasted prediction of reaching $27.5 billion by 2028.  Source: https://store.mintel.com/us/report/sports-and-performance-drinks-us-2024/

✓

According to Statista, 36% of individuals in the U.S. purchase a ready to drink sports drink 1 – 2 times a week, while 15% purchase one over 10 times a week.  Source: https://www.statista.com/topics/3051/sports-drinks/#topicOverview

✓

Sports Drinks market is projected to grow from USD 27.22 billion in 2021 to USD 36.35 billion in 2028 at a CAGR of 4.2% in the 2021-2028 period. North America dominated the sports drink market with a market share of 33.54% in 2020. Source: https://www.fortunebusinessinsights.com/sports-drink-market-102083

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

Figure 1: Map of B.Y.L.T. Roll Out Strategy

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

Results for the Three Months Ended September 30, 2024 Compared To The Three Months Ended September 30, 2023.

Operating Revenues

The Company’s revenues were $0 for the three months ended September 30, 2024, compared to $13,433 for the three months ended September 30, 2023.

Gross Profit (Loss)

For the three months ended September 30, 2024, the Company’s gross profit (loss) was $0 compared to $166 for the three months ended September 30, 2023.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended September 30, 2024, general and administrative expenses were $100,783 compared to $141,815 for the three months ended September 30, 2023, a decrease of $41,032.

Advertising Expense

For the three months ended September 30, 2024, advertising expenses were $11,982 compared to $21,251 for the three months ended September 30, 2023, a decrease of $9,269. This decrease was due to a decrease in operations.

Legal and Accounting Expense

For the three months ended September 30, 2024, Legal and Accounting expenses were $99,029 compared to $65,765 for the three months ended September 30, 2023, an increase of $33,264. This increase was due to the filing of the Company’s registration statement filed on October 21, 2024.

Consulting expense

For the three months ended September 30, 2024, Consulting expenses were $63,156 compared to $140,900 for the three months ended September 30, 2023, a decrease of $77,744. This decrease was due to shares and warrants issued for consulting in 2023.

Interest Expense

For the three months ended September 30, 2024, Interest expenses were $83,072 compared to $40,797 for the three months ended September 30, 2023, an increase of $64,278. This increase was due to the addition of new notes and conversion of advances to interest bearing notes.

Our net loss for the three months ended September 30, 2024, was $358,322 compared to $400,174 for the three months ended September 30, 2023, a decrease of $41,852. This decrease was due primarily to the decrease in consulting expenses.

Results for the Nine Months Ended September 30, 2024 Compared To The Nine Months Ended September 30, 2023.

Operating Revenues

The Company’s revenues were $681 for the nine months ended September 30, 2024, compared to $40,141 for the nine months ended September 30, 2023.

Gross Profit (Loss)

For the nine months ended September 30, 2024, the Company’s gross profit (loss) was ($4,879) compared to ($3,335) for the nine months ended September 30, 2023.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the nine months ended September 30, 2024, general and administrative expenses were $323,493 compared to $387,829 for the nine months ended September 30, 2023, a decrease of $64,336. This decrease was due to a decrease in operations.

Advertising Expense

For the nine months ended September 30, 2024, advertising expenses were $20,479 compared to $63,462 for the nine months ended September 30, 2023, a decrease of $42,983. This decrease was due to a decrease in operations.

Legal and Accounting Expense

For the nine months ended September 30, 2024, Legal and Accounting expenses were $210,530 compared to $206,406 for the nine months ended September 30, 2023, an increase of $4,124. This increase was due to the filing of the Company’s registration statement filed on October 21, 2024.

Consulting expense

For the nine months ended September 30, 2024, Consulting expenses were $357,573 compared to $372,724 for the nine months ended September 30, 2023, a decrease of $15,151.

Interest Expense

For the nine months ended September 30, 2024, Interest expenses were $177,944 compared to $113,666 for the nine months ended September 30, 2023, an increase of $64,278. This increase was due to the addition of new notes and conversion of advances to interest bearing notes.

Our net loss for the nine months ended September 30, 2024, was $1,089,953 compared to $1,137,234 for the nine months ended September 30, 2023, an increase of $47,281. This increase was due primarily from the shares and warrants issued for services to consultants.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2024, the Company had total current assets of $48,120 compared to $30,854 at December 31, 2023.

At September 30, 2024, the Company had total current liabilities of $3,345,115 compared to $2,964,683 at December 31, 2023.

We had working capital deficit of $3,296,995 as of September 30, 2024, compared to $2,933,829 as of December 31, 2023.

Cashflows from Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities was $586,973 compared to $442,518 for nine months ended September 30, 2023. Cash used in operating activities for the nine months ended September 30, 2024 was primarily the result of a $1,089,953 net loss.

Cashflows from Financing Activities

During the nine months ended September 30, 2024, cash provided by financing activities was $587,015 compared to $433,525 for the nine months ended September 30, 2023. Cash provided by financing activities for the nine months ended September 30, 2024 was primarily the result of proceeds from notes payable and advances.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended September 30, 2024, have been prepared on a going concern basis and Note 2 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The company discovered in September of 2021 that BYLT Basics, a party that it settled a previous trademark litigation case with, is in breach of its settlement agreement and sent a notice of breach to said party. The underlying matter is a trademark dispute for the mark B.Y.L.T. (Reg 6548069) of which the company also filed two oppositions of the party’s trademarks at the Trademark Trial and Appeal Board. BYLT Basics filed a lawsuit since the company filed the two oppositions. The company filed a countersuit for trademark infringement and breach of settlement agreement. Attorneys are in contact and trial will take place in June 2025. .

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

For the nine months ended September 30, 2024, the Company issued 1,020,000 shares in the amount of $93,000 valued at $0.10 per share for consulting services.

For the nine months ended September 30, 2024, the Company issued 2,555,720 shares in the amount of $491,786 valued at $0.25 per share were issued for the conversion of $491,786 principal and accrued interest of convertible notes payable made within the terms of the agreement and no gain or loss results from it.

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

On April 26, 2024, the Company issued 18,000 shares to a related party in relation to an accounts payable balance totaling $4,500.

On August 12, 2024, the Company issued 40,000 shares to a consultant decreasing an accounts payable balance by $10,000.

As of September 30, 2024, the Company had 109,081,270 common shares outstanding.

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: November 19, 2024	By:	/s/ Joey Firestone
Joey Firestone
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial Officer and Principal Accounting Officer)

