Form 10-K
period 2024-12-31
Elite Performance Holding Corp
filed 2025-04-15
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

Common Stock $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐     No ☒

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,600,000.

As of April 15, 2025, the registrant had 12,652,876 shares of common stock, par value $0.0001 per share, outstanding.

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

On February 2, 2018, the Company closed on a Stock Exchange Agreement (“SEA”) with Elite Beverage International Corp. (“Elite Beverage”). Pursuant to the SEA, we purchased all of Joey Firestone and Jon McKenzie’s 10,000,000 common shares and 10,000,000 preferred shares in Elite Beverage, which gave the Company ownership of all of its assets and liabilities in exchange for 5,000,000 common shares and 10,000,000 preferred shares of the Company. Following the SEA, Elite Beverage is a 100% wholly owned subsidiary of Elite Performance Holding Corp.

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

The mission of Elite Performance Holding Corp. is to aggressively seek and acquire companies with niche products that are first to market and can be exploited in the $35 billion nutritional and sport beverage industries. The goal of EPH is to effectuate its unique business model through strategic branding and marketing, to aggressively scale companies to size, and operate them efficiently to maximize growth, revenue production and eventual net income. On February 2, 2018, a contribution and assignment agreement was executed by Joey Firestone and Jon McKenzie (collectively, the “Assignors”), and Elite Performance Holding Corp., a Nevada corporation (the “Assignee”). Whereas Firestone and McKenzie were the owners of 5,000,000 shares of common stock, $0.0001 par value, for a total of 10,000,000 shares of common stock (collectively, the “Shares”) of Elite Beverage International Corp., a Nevada corporation (the “Company”), which shares represented all authorized, issued and outstanding shares of the Company.

The Company effected a one-for-ten reverse stock split on March 17, 2025 (the “Reverse Stock Split”). All share and per share information in this Annual Report on Form 10-K, including the consolidated financial statements and related notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

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

On September 29, 2021, the Company entered into an Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for the transfer and assignment of the SmartCarb® technology (US Patent No. 11,103,522 issued August 31, 2021.) This Agreement gives the Company the intellectual property and patent ownership for 40,000 shares valued at $20,000 that were issued October 1, 2021.

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

Figure 2: Map of BYLT Roll Out Strategy

Customers

As of December 31, 2024, accounts receivable, net amounted to $0 and 6 customers represented 100% of receivables and 1 customer represented 90%.

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

Research and Development

There were $0 in expenses incurred for research and development in 2024.

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

The Company has suffered recurring losses. As of December 31, 2024, the Company had limited cash on hand and approximately $1,270,000 in convertible debt owed at December 31, 2024. At December 31, 2024, the Company also had a stockholders’ deficit of $11,189,774. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Based on management’s evaluation, as of December 31, 2024, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

The Company discovered in September of 2021 that BYLT Basics, a party that it settled a previous trademark litigation case with, is in breach of its settlement agreement and sent a notice of breach to said party. The underlying matter is a trademark dispute for the mark B.Y.L.T. (Reg 6548069) of which the Company filed two oppositions of the party’s trademarks at the Trademark Trial and Appeal Board. BYLT Basics and the Company filed a claims against each other surrounding this mark and its use. Attorneys are in contact and discovery proceedings has already started to take place.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information

The Company’s common stock currently has no trading symbol, and our common stock is not quoted on the OTC Markets Pink Sheets or anywhere else.

b) Holders

As of December 31, 2024, the Company had approximately 184 shareholders of record of its issued and outstanding common stock, and all of our common stock is currently restricted, whether held in certificate form or in book entry.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

In February of 2021, the Company entered into an employee agreement with the CEO Joey Firestone and shall pay a performance bonus of 500,000 (five hundred thousand) restricted shares of Elite Performance Holding Corp. common stock for reaching each milestone of the following goals below. Once vested, shares shall carry unlimited piggy-back registration rights and shall be subject to all rules and guidelines set forth under SEC Rule 144.

a.)	reach 5 million dollars in gross annual revenue
b.)	reach 15 million dollars in gross annual revenue
c.)	reach 30 million dollars in gross annual revenue
d.)	reach 50 million dollars in gross annual revenue
e.)	reach 75 million dollars in grows annual revenue
f.)	reach 100 million dollars in gross annual revenue

Recent Sales of Unregistered Securities

During the period from January 1, 2024 through December 31, 2024, we have issued securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

As of December 31, 2024 to April 15, 2025, the Company has issued a total of 588,992 shares of common stock. Issuances were a combination of shares issued for debt, and restricted shares issued to consultants and debt conversion.

Restricted Shares issued and to be issued

In the year ended December 31, 2023, we issued 157,000 shares for services in the amount of $157,000 valued at $1.00 per share.

In the year ended December 31, 2023, we issued 20,000 common shares to accredited investors for notes in the amount of $55,000.

In the year ended December 31, 2023, we issued 73,000 common subscription shares to accredited investors for subscription agreements in the amount of $73,000.

In the year ended December 31, 2023, we issued 1,625 common shares in the amount of $1,625 as debt issuance cost.

As of December 31, 2023, we had 13,039,755 common shares outstanding.

For the year ended December 31, 2024, the Company issued 1,059,257 shares in the amount of $1,059,257 valued at $1.00 per share for consulting services.

For the year ended December 31, 2024, the Company issued 299,572 shares in the amount of $774,267 for the conversion of principal and accrued interest of convertible notes payable made within the terms of the agreement and no gain or loss results from it.

For the year ended December 31, 2024, the Company issued 160,300 shares in the amount of $663,000 for conversion of accounts payable.

For the year ended December 31, 2024, the Company issued 5,000 common shares in the amount of $5,000 as debt issuance cost.

For the year ended December 31, 2024, the Company retired 2,500,000 founder shares.

As of December 31, 2024, the Company had 12,063,884 common shares outstanding.

Common Stock Warrants

On March 18, 2024, the Company issued 80,000 five year warrants exercisable at $20.00 valued at $77,623 for consulting services. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.01 per share, volatility of 236%, expected term of 5 years, and a risk free interest rate of 4.34%.

On May 6, 2024, the Company issued 16,000 five year warrants exercisable at $20.00 valued at $15,884 for consulting services. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.01 per share, volatility of 276%, expected term of 5 years, and a risk free interest rate of 4.50%.

On August 20, 2024, the Company issued 10,000 five year warrants exercisable at $20.00 valued at $9,991 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.01 per share, volatility of 329%, expected term of 5 years, and a risk free interest rate of 3.69%.

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

Rule 10B-18 Transactions

During the year ended December 31, 2024, there were no repurchases of the Company’s common stock by the Company.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of December 31, 2024, we had an accumulated deficit totaling ($11,183,774). This raises substantial doubts about our ability to continue as a going concern.

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

Figure 1: Map of BYLT Roll Out Strategy

Corporate Information

Elite Performance Holding Corp

3301 NE 1st Ave Suite M704

Miami, FL 33137

Corporate History

Elite Performance Holding Corp. (the “Company”) was originally incorporated on January 30, 2018 in the State of Nevada. On February 2, 2018, Joey Firestone and Jon McKenzie each assigned 5,000,000 shares of Elite Beverage International Corp. to the Company, via a Contribution and Assignment Agreement, making Elite Beverage International Corp. our wholly owned operating subsidiary.

The Company effected a one-for-ten reverse stock split on March 17, 2025 (the “Reverse Stock Split”). All share and per share information in this Annual Report on Form 10-K, including the consolidated financial statements and related notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

Results of Operations - For the Year Ended December 31, 2024 Compared the Year Ended December 31, 2023

Revenues

The Company’s revenues for the year ended December 31, 2024 were $681 compared to $42,569 for the year ended December 31, 2023. This decrease of approximately $42,000 is mostly attributed to production delays to manufacture more product.

Cost of Goods Sold

The Company’s cost of goods sold for the year ended December 31, 2024 were $36,321 compared to $155,804 for the year ended December 31, 2023. This decrease of approximately $120,000 is mostly attributed to the inventory write-down totaling approximately $111,000 due to expired product in addition to not being able to run production run in 2023.

Gross Loss

Gross loss for the year ended December 31, 2024 was $35,640 compared to $113,235 for the year ended December 31, 2023. This decrease in gross loss is primarily due to less revenues.

Our gross loss could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Legal and Accounting Expense

For the year ended December 31, 2024, legal and accounting expenses were $263,854 compared to $228,886 for the year ended December 31, 2023, an increase of $34,968. This increase was due to an increase in accounting and legal filings.

Advertising Expense

For the year ended December 31, 2024, advertising expenses were $33,168 compared to $65,169 for the year ended December 31, 2023, a decrease of $32,001. This decrease was due to a decrease in product marketing expense.

General and Administrative Expenses

For the year ended December 31, 2024, general and administrative expenses were $397,583 compared to $472,266 for the year ended December 31, 2023, a decrease of $74,683. This decrease was due to a less operations.

Consulting expense

For the year ended December 31, 2024, consulting expenses were $1,444,838 compared to $432,224 for the year ended December 31, 2023, an increase of $1,012,614. This increase was due to consultants working on S-1.

Interest Expense

For the year ended December 31, 2024, interest expenses were $229,448 compared to $148,662 for the year ended December 31, 2023, an increase of $80,786. This increase was due to an increase in notes payable.

Our net loss for the year ended December 31, 2024, was $2,393,856 compared to $1,447,769 for the year ended December 31, 2023, an increase of $945,817. This increase was due primarily from consulting fees.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2024, compared to December 31, 2023.

	December 31, 2024	December 31, 2023
Current Assets	$14,069	$30,854

Current Liabilities	$2,718,734	$2,964,683

Working Capital	$(2,704,665)	$(2,933,829)

Our working capital deficit was $(2,704,665) as compared to a working capital deficit of $(2,933,829) at December 31, 2023. This decrease is primarily attributed to decreased accounts payable and accrued expenses – related party at December 31, 2024 as compared to December 31, 2023.

During the year ended December 31, 2023, the Company had a net decrease in cash of $52. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2024, the Company used $(704,591) in cash used in operating activities as compared to $(442,518) in cash used in operating activities for the year ended December 31, 2023. This increase was mainly attributed to an increase in the net loss, a decrease in inventory and an increase in accounts payable and accrued expenses – related party.

Cash provided financing activities. For the year ended December 31, 2024 the Company provided $704,539 in financing activities as compared to $433,525 in financing activities for the year ended December 31, 2023. This increase is primarily the result of an increase from proceeds from convertible debt $760,000 in 2024 compared to $295,000 in 2023.

Our indebtedness is comprised of various convertible debt and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our beverage line, in advance of receipt of the payment from our retail distributors.

Going Concern

Our consolidated financial statements for the year ended December 31, 2024, have been prepared on a going concern basis and Note 8 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

Segment reporting policy

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2024.

Single Reportable Segment Disclosure

(a) Description of the Reportable Segment and Sources of Revenue

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on a consolidated basis. As a result, the Company operates as a single reportable segment under ASC 280, Segment Reporting, defined by the CODM as focused on the development, marketing, and sale of innovative and proprietary nutritional and dietary fitness enhancement products. These products are primarily positioned in the sports performance, hydration and functional beverage and nutritional supplement markets.

Revenue is primarily generated from the sale of its first-to-market functional sports beverage, branded as B.Y.L.T.® (Beyond Your Limit Training), along with other related fitness and performance nutritional products.

(b) Measure of Segment Profit or Loss and Assets

The accounting policies applied in determining the segment profit or loss are consistent with those disclosed in the Company's summary of significant accounting policies.

The Chief Operating Decision Maker evaluates financial performance and allocates resources based on consolidated revenue and operating profit. The measure of segment assets is consistent with the Company's total consolidated assets as presented in the balance sheet.

(c) How the CODM Uses the Measure of Segment Profit or Loss

The CODM, identified as the Company’s Chief Executive Officer, evaluates segment profit or loss primarily based on consolidated operating profit, which includes revenues and significant operating expenses directly attributable to the segment. This measure is used to:

•	Assess operational performance

•	Make decisions regarding resource allocation

•	Evaluate return on investment

•	Monitor budget-to-actual performance

•	Determine strategic priorities, including new product launches, distribution expansion, and marketing initiatives

(d) Intra-Entity Transactions

The Company does not have intra-entity sales or transfers.

(e) Factors Used to Identify the Reportable Segment

The Company’s operations are managed on a consolidated basis due to the integrated nature of its product offerings and centralized management structure. The CODM evaluates the business as a single unit focused on sports performance and functional nutrition products. The Company derives the majority of its revenues from the United States.

(f) Title and Position of the CODM

The Company’s Chief Operating Decision Maker is the Chief Executive Officer of Elite Performance Holding Corp.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of December 31, 2024, the Company had outstanding convertible debt in the amount of $1,272,216. See note 9 in the notes to the financial statements for the terms and conversion features.

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

The Company has suffered recurring losses, and at December 31, 2024, the Company had a stockholders’ deficit of $2,754,924. As of December 31, 2024, the Company had $0 cash on hand and $1,283,216 in convertible debt and advances. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the year ended December 31, 2024 and for the year ended December 31, 2023 we had $0 and $0 respectively in R&D expense.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the years ended December 31, 2024 and 2023 we had $681 and $42,569 respectively in revenue from the sale of our products.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized for the years ended December 31, 2024 and 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the year ended December 31, 2023, the Company issued 73,000 shares in connection with the Regulation D offering in the amount of $73,000 valued at $1.00 per share.

For the year ended December 31, 2023, the Company issued 157,000 shares in the amount of $157,000 valued at $1.00 per share for consulting services.

For the year ended December 31, 2023, the Company issued 20,000 shares in the amount of $55,000 valued at $2.50 per share for the conversion of $55,000 principal of a convertible note payable made within the terms of the agreement and no gain or loss results from it. In addition, the Company issued 1,625 shares valued at $1.00 per share as consideration upon the execution of these agreements.

As of December 31, 2023 we had 13,039,755 common shares outstanding.

For the year ended December 31, 2024, the Company issued 1,059,257 shares in the amount of $1,059,257 valued at $1.00 per share for consulting services.

For the year ended December 31, 2024, the Company issued 299,572shares in the amount of $774,267 for the conversion of principal and accrued interest of convertible notes payable made within the terms of the agreement and no gain or loss results from it.

For the year ended December 31, 2024, the Company issued 160,300 shares in the amount of $663,000 for conversion of accounts payable.

For the year ended December 31, 2024, the Company issued 5,000 common shares in the amount of $5,000 as debt issuance cost.

For the year ended December 31, 2024, the Company retired 2,500,000 founder shares.

As of December 31, 2024, the Company had 12,063,884 common shares outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Elite Performance Holdings, Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Performance Holdings, Corp. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
The Woodlands, Texas April 15, 2025

Elite Performance Holding Corp.
Consolidated Balance Sheets

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$-	$52
Inventory	-	30,802
Prepaid expenses	14,069	-
Total Current Assets	14,069	30,854

Property and equipment, net	27,515	38,484
Right of use asset	78,075	101,400
TOTAL ASSETS	$119,659	$170,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$835,695	$879,943
Accounts payable and accrued expenses related party	268,140	633,314
Accrued expenses	309,573	397,112
Lease liability - current	22,110	19,064
Advances	11,000	215,000
Convertible notes payable, net	1,272,216	820,250
Total Current Liabilities	2,718,734	2,964,683

Lease liability - long-term	60,364	76,930
PPP Loan	95,485	95,485
Total Long-Term Liabilities	155,849	172,415
Total Liabilities	2,874,583	3,137,098

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 12,063,844 and 13,039,755 issued and outstanding as of December 31, 2024 and 2023, respectively	12,064	13,040
Shares to be issued	722,481	50,000
Additional paid-in capital	7,693,305	5,759,788
Accumulated deficit	(11,183,774)	(8,790,188)
Total Stockholders' Deficit	(2,754,924)	(2,966,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$119,659	$170,738

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Operations

	Years ended December 31,
	2024	2023

REVENUES	$681	$40,210
REVENUES-RELATED PARTIES	-	2,359
COST OF GOODS SOLD	36,321	155,804
GROSS LOSS	(35,640)	(113,235)

OPERATING EXPENSES
Legal and accounting	263,854	228,886
Advertising	33,168	65,169
Consulting	1,444,838	432,224
General and administrative	397,583	472,266
Total Operating Expenses	2,139,443	1,198,545

OPERATING LOSS	(2,175,083)	(1,311,780)

OTHER INCOME (EXPENSE)
Other income	10,945	12,673
Interest expense	(229,448)	(148,662)

Total Other Expense	(218,503)	(135,989)

NET LOSS	$(2,393,586)	$(1,447,769)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.21)	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,272,766	12,933,473

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Stockholders’ Deficit
For the years ended December 31, 2024 and 2023

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)

Balance December 31, 2022	12,788,130	$12,788	10,000,000	$1,000	$50,000	$5,473,417	$(7,342,419)	$(1,805,214)

Shares to be issued for Reg D subscriptions	73,000	73	-	-	-	72,927	-	73,000
Shares issued for services	157,000	157	-	-	-	156,843	-	157,000
Shares issued in connection with convertible debt	20,000	20	-	-	-	54,980	-	55,000
Shares issued as debt issuance cost	1,625	2	-	-	-	1,621	-	1,623
Net loss	-	-	-	-	-	-	(1,447,769)	(1,447,769)

Balance December 31, 2023	13,039,755	$13,040	10,000,000	1,000	50,000	5,759,788	(8,790,188)	(2,966,360)

Shares to be issued for Services	1,059,257	1,059	-	-	-	1,058,198	-	1,059,257
Retirement of founder shares	(2,500,000)	(2,500)	-	-	-	2,500	-	-
Warrants issued for services	-	-	-	-	-	103,498	-	103,498
Shares issued in connection with conversion of convertible debt	299,572	300	-	-	172,481	601,486	-	774,267
Shares issued for conversion of AP	160,300	160			500,000	162,840		663,000
Shares issued as debt issuance cost	5,000	5	-	-	-	4,995	-	5,000
Net loss	-	-	-	-	-	-	(2,393,586)	(2,393,586)
Balance December 31, 2024	12,063,884	$12,064	10,000,000	$1,000	$722,481	$7,699,305	$(11,183,774)	$(2,754,924)

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,393,586)	$(1,447,769)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	48,750	25,513
Shares issued for services	1,059,257	157,000
Loss on inventory writedown	30,802	(111,368)
Warrants issued for services	103,498	-
Depreciation expense	10,969	11,001
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	-	25,202
(Increase) / decrease in inventory	-	258,569
(Increase) / decrease in prepaid expenses	(14,069)	1,951
(Increase) / decrease in right of use assets	23,325	28,981
Increase in accounts payable - related party	297,826	443,391
Increase in accounts payable and accrued expenses	128,637	133,888
Net Cash Used in Operating Activities	(704,591)	(473,641)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	717,059	330,000
Proceeds from notes payable	-	98,500
Repayments of notes payable	(51,500)	(145,516)
Bank overdraft	-	998
Payments on financing leases	(13,520)	(17,282)
Proceeds from advances	52,500	125,000
Proceeds from sale of common stock and shares to be issued	-	73,000
Net Cash Provided by Financing Activities	704,539	464,700

Decrease in Cash	(52)	(8,941)

CASH AT BEGINNING OF YEAR	52	8,993

CASH AT END OF YEAR	-	$52

Supplemental Cash Flow Information:

Cash paid for:
Interest Paid	2,357	27,707
Taxes	-	-

Non-Cash Investing and Financing Activities:
Shares issued in conversion with convertible notes	$601,786	$55,000
Accounts payable in exchange for common stock payable	$500,000	$-
Convertible notes payable in exchange for common stock payable	$172,481	$-
Advances and accrued interest exchanged for convertible notes payable	$442,417	$-
Shares issued as debt issuance cost	$5,000	$1,623
Shares issued for conversion of Accounts Payable	$163,000	$-
Retirement of preferred stock	$2,500	$-

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2024 and 2023

NOTE 1 - GENERAL

Business Overview

Elite Performance Holding Corporation (“EPH”) was formed on January 30, 2018 (inception) and is a holding company with anticipated holdings in companies centered on innovative and proprietary nutritional and dietary fitness enhancement products, that are in the sports performance, weight loss, nutritional, functional beverage, and energy markets.

On February 2, 2018, a contribution and assignment agreement was executed by Joseph Firestone and Jon McKenzie (collectively, the “Assignors”), and Elite Performance Holding Corp., a Nevada corporation (the “Assignee”). Whereas Firestone and McKenzie were the owners of 5,000,000 shares of common stock, $0.0001 par value, for a total of 10,000,000 shares of common stock (collectively, the “Shares”) of Elite Beverage International Corp., a Nevada corporation (the “Company”), which shares represented all authorized, issued and outstanding shares of the Company.

Elite Beverage International is a 100% wholly owned subsidiary of Elite Performance Holding Corp.

BYLT Performance, LLC is a wholly owned subsidiary of Elite Beverage International Corp. and currently holds all of the trademarks and intellectual property for the Company.

Our Products and Services

On August 01, 2020, the Company entered into an Exclusivity Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for exclusive rights on a patent pending SmartCarb® technology (US tent Application No. 16/785,498.) This Agreement gives the Company first right of refusal to purchase the technology upon issuance of its patent for 20,000 shares in the Company.

On September 29, 2021, the Company entered into an Agreement between its wholly owned subsidiary Elite Beverage International Corp. and Bruce Kneller for the transfer and assignment of the SmartCarb® technology (US Patent No. 11,103,522 issued August 31, 2021.) This Agreement gives the Company the intellectual property and patent ownership for 40,000 shares valued at $20,000 that were issued October 1, 2021. For the year ended December 31, 2021, an impairment loss of $20,000 was recognized on the Patent acquisition and recorded to other income (expense).

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $11,183,774. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. As of December 31, 2024 and 2023, we had $0 and $0 in accounts receivable respectively. The allowance for doubtful trade receivables was $0 as of December 31, 2024 and 2023, respectively.

Inventory

Inventories are valued at the lower of weighted average cost or net realizable value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. During the year ending December 31, 2024, the Company wrote off $30,802 in damaged inventory. As of December 31, 2024 and 2023, the Company had $0 and $30,802 in inventory respectively.  The Company had no reserve for potentially obsolete inventory as of December 31, 2024 and 2023, respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense.  As of December 31, 2024 and 2023, we had $14,069 and $0 in prepaid expenses, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of December 31, 2024 and 2023, so then diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of December 31, 2024, the Company had $1,272,216 in convertible notes plus accrued interest of $300,283 that may be converted into 2,341,910 shares of common stock. As of December 31, 2023, the Company had $820,250 in convertible notes plus accrued interest of $368,881 that may be converted into 1,915,447 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2024 and 2023, we had $33,168 and $65,169 advertising expense, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the years ended December 31, 2024 and 2023, we had $0 research and development (R&D) expense, respectively.

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

For the year ended December 31, 2024 and 2023, we had $681 and $42,569, respectively in revenue from the sale of our products.

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

As of December 31, 2024 and 2023, we had a net operating loss carry-forward of approximately $8,000,000 and $8,789,000 and a deferred tax asset of approximately $1,675,000 and $1,846,000 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have recorded a valuation allowance of approximately $1,675,000 and $1,846,000. FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2024 and 2023, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Deferred tax assets	$2,349,000	$1,846,000
Valuation allowance	(2,349,000)	(1,846,000)
Net deferred tax asset	$-	$-

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 “Stock Compensation” and are measured and recognized based on the fair value of the equity instruments issued.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the years ended December 31, 2024 and 2023, we did not record any impairment on our previously announced Patent acquisition, resulting in no other income (expense) being recognized.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Depreciation is recorded on the straight-line basis method over the estimated useful lives of the assets.

Recently Issued Accounting Standards

Accounting Standards Issued

All other ASUs issued but not yet adopted were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Segment reporting policy

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2024.

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on a consolidated basis. As a result, the Company operates as a single reportable segment under ASC 280, Segment Reporting, defined by the CODM as centered on innovative and proprietary nutritional and dietary fitness enhancement products, that are in the sports performance, weight loss, nutritional, functional beverage, and energy markets. The Company’s operations include a first to market functional sports beverage called B.Y.L.T.® (acronym for Beyond Your Limit Training), which is managed centrally.

The CODM assesses financial performance based on revenue, operating profit, and key operating expenses.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the years ended December 31, 2024 and 2023, we had $0 and $36,000, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2024 and 2023, we had an outstanding balance due of $122,922 and $113,922, which is included in accounts payable related party.

For the years ended December 31, 2024 and 2023, we incurred $0 and $26,689, respectively, for un-reimbursed business expenses. As of December 31, 2024 and 2023, we had outstanding balances due to Joey Firestone of $24,022 and $26,689, respectively, for un-reimbursed business expenses. As of December 31, 2024 and 2023, we also had an outstanding balance due to Joey Firestone of $5,000 and $40,000, respectively, for consulting services, and $97,187 and $448,203 for salary, respectively, which is included in accounts payable related party.

For the years ended December 31, 2024 and 2023, we had $0 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of Jon McKenzie. As of December 31, 2024 and 2023, we had an outstanding balance due of $0 and $4,500, respectively, which is included in accounts payable related party.

One February 1, 2021 the Company renewed the employment agreement with Joey Firestone with milestone performance bonuses in shares of restricted 144 stock.

On January 1, 2021, the Company entered into a royalty free trademark licensing agreement between Elite Beverage International Corp. and its subsidiary BYLT Performance LLC in consideration for 500,000 (valued at par $0.0001 per share) shares to be issued in the amount of $500 which were issued April 29, 2021.

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

We recognized a $70,075 right-of-use asset and $82,474 in a related party lease liability for our finance leases. For our finance leases, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

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

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of $21,458 and $23,410 plus interest expense of $7,376 and $10,007 during the years ended December 31, 2024 and 2023, respectively.

The tables below present financial information associated with our leases.

	Balance Sheet	December 31,	December 31,
	Classification	2024	2023

Right-of-use assets	Other long-term assets	$78,075	$101,400
Current lease liabilities	Other current liabilities	22,110	19,064
Non-current lease liabilities	Other long-term liabilities	60,364	76,930

As of December 31, 2024, our maturities of our lease liabilities are as follows:

December 31, 2024
Maturity of lease liabilities	Financing Leases
2025	33,311
2026	27,717
2027	27,012
Thereafter	8,021
Total lease payments	$96,061
Less: Imputed interest	(13,587)
Present value of lease liabilities	$82,474

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

December 31, 2024
Trucks	55,000

Total cost	55,000

Less accumulated depreciation	(27,485)

Net, property and equipment	$27,515

Depreciation expense for the years ended December 31 2024 and 2023 was $10,970 and $11,001, respectively. The trucks are being depreciated over a useful life of 5 years.

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

The Company effected a one-for-ten reverse stock split on March 17, 2025. All share and per share information in this Annual Report on Form 10-K, including the consolidated financial statements and related notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

Shares Registered in the S-1 Registration Statement

As of December 31, 2022, the Company has raised $1,250,000 (2,500,000 shares issued) through a registered offering for $1,250,000 which was registered with the SEC through an S1 registration statement which went effective on April 23, 2019.

Restricted Shares issued

In the year ended December 31, 2023, we issued 157,000 shares for services in the amount of $157,000 valued at $1.00 per share.

In the year ended December 31, 2023, we issued 20,000 common shares to accredited investors for notes in the amount of $55,000.

In the year ended December 31, 2023, we issued 73,000 common subscription shares to accredited investors for subscription agreements in the amount of $73,000.

In the year ended December 31, 2023, we issued 1,625 common shares in the amount of $1,625 as debt issuance cost.

As of December 31, 2023, we had 13,039,755 common shares outstanding.

For the year ended December 31, 2024, the Company issued 1,059,257 shares in the amount of $1,059,257 valued at $1.00 per share for consulting services.

For the year ended December 31, 2024, the Company issued 299,572 shares in the amount of $774,267 for the conversion of principal and accrued interest of convertible notes payable made within the terms of the agreement and no gain or loss results from it.

For the year ended December 31, 2024, the Company issued 160,300 shares in the amount of $663,000 for conversion of accounts payable.

For the year ended December 31, 2024, the Company issued 5,000 common shares in the amount of $5,000 as debt issuance cost.

For the year ended December 31, 2024, the Company retired 2,500,000 founder shares valued at $0.

As of December 31, 2024, the Company had 12,063,884 common shares outstanding.

Common Stock Warrants

On March 18, 2024, the Company issued 80,000 five year warrants exercisable at $20.00 valued at $77,623 for consulting services. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.01 per share, volatility of 236%, expected term of 5 years, and a risk free interest rate of 4.34%.

On May 6, 2024, the Company issued 16,000 five year warrants exercisable at $20.00 valued at $15,884 for consulting services. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.01 per share, volatility of 276%, expected term of 5 years, and a risk free interest rate of 4.50%.

On August 20, 2024, the Company issued 10,000 five year warrants exercisable at $20.00 valued at $9,991 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.01 per share, volatility of 329%, expected term of 5 years, and a risk free interest rate of 3.69%.

Transactions involving the Company’s warrant issuances are summarized as follows:

Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding at December 31, 2022	-	$-
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 30, 2023	-	-
Issued	106,000	20.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2024	106,000	$20.00

The following table summarizes warrants outstanding as of December 31, 2024:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$20.00	106,000	4.29	$20.00

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

NOTE 8 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program (PPP) with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. On the PPP loan, interest expense was $4,780 for the year ended December 31, 2024 and $3,826 for the year ended December 31, 2023, respectively. The balance of this PPP loan is $95,485 as of December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company entered into non-convertible, non-interest bearing advances for $90,000, $50,000, $75,000, $20,000, $20,000, $12,000, $11,000, $7,500 and $2,000, respectively from a third party and the monies will be paid back over the course of the next 12 months. During the year ended December 2024, the Company converted $205,000 in advances to convertible debt, received proceeds of $52,500 and made repayments of $51,500. As of December 31, 2024 and 2023, the balance of this advance is $11,000 and $215,000, respectively.

In January of 2023, the Company entered into a refinance agreement with a third party that held the original agreement on July of 2022.  In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party was $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of December 31, 2022, the Company owed $29,316 on this note payable and the OID balance is $6,188, leaving a net balance of $23,128. The Company has recorded $7,313 as interest expense for the year ended December 31, 2022 related to this OID.  For the refinance terms in January of 2023 agreement, the Company funded amount by the third party was $98,500, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 60 weekly installments of $2,133, for a total amount of $128,000 to be paid back. This note contains Original Issue Discount (OID) of $29,500 at issuance. As of December 31, 2024, the Company paid this in full and owes $0 on this note payable and the OID balance.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

On December 4, 2019, the Company entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $0.005 or if publicly traded at the rate of the lessor of $0.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000. At December 31, 2023 and 2022, balance on this debt discount was $0, respectively. The Company also issued 500,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. The Company amortized $1,712 for the year ended December 31, 2019, and $23,288 and $0 for the years ended December 31, 2020 and 2021 respectively. On January 23, 2024, the Company modified this note, along with several other Hillyer notes and advances, including accrued interest, to a new note maturing on December 31, 2024.

On January 17, 2020, the Company issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $0.50 or if publicly traded at the rate of the lessor of $0.50 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 40,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount. On January 23, 2024, the Company modified this note, along with several other Hillyer notes and advances, including accrued interest, to a new note maturing on December 31, 2024.

On July 21, 2021, the Company issued a convertible promissory note to Hillyer Group LLC. in the amount of $26,250 with an interest rate of 8% per annum and a maturity date of July 21, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $0.50 or if publicly traded at the rate of the lessor of $5.00 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On July 21, the Company agreed to issue 6,000 shares of common stock in consideration for the execution of this note, which were subsequently issued on October 1, 2021. These shares are restricted and subject to SEC Rule 144. These shares were valued at $3,000 and recorded to debt discount. This note also included an original discount fee of $1,250 recorded to debt discount, the Company amortized $703 for the year ended December 31, 2022 leaving a balance of $0. The Company recorded $0 and $0 as interest expense related to this OID for September 30, 2024 and December 31, 2023, respectively.  On May 13, 2024, the debt holder exercised the convertible option on the note with an outstanding balance of $26,250 and accrued interest of $10,536 to 73,572 shares of common stock. The outstanding balance on the note was $0 as of December 31, 2024 as a result of the common stock conversion.

On September 16, 2021, the Company issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $0.50 per share of common stock or if publicly traded at the rate of the lessor of $0.50 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of December 31, 2024.  This note is in default and is accruing interest at the default rate of 18%.

On March 1, 2023, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 8% per annum and a maturity date of March 1, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $5.00 per share of common stock. The debt holder exercised the convertible option on the $10,000 note and converted the entire amount into 2,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction The outstanding balance on the note was $0 as of December 31, 2024 as a result of the common stock conversion.

On May 3, 2023, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of May 3, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock. The debt holder exercised the convertible option on the $25,000 note and converted the entire amount into 10,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of December 31, 2024 as a result of the common stock conversion.

On May 15, 2023, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 15, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $02.50 per share of common stock.  On May 13, 2024, the debt holder exercised the convertible option on the $50,000 note along with $5,000 in accrued interest and converted the entire amount into 22,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of December 31, 2024 as a result of the common stock conversion.

On May 16, 2023, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 10% per annum and a maturity date of May 16, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock. On May 13, 2024, the debt holder exercised the convertible option on the $50,000 note along with $5,000 in accrued interest and converted the entire amount into 22,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of December 31, 2024 as a result of the common stock conversion.

On June 23, 2023, the Company entered into a convertible promissory note in the amount of $150,000 with an interest rate of 10% per annum and a maturity date of June 23, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  The outstanding balance on the note was $0 as of December 31, 2024 as a result of the common stock conversion.

On September 12, 2023, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of September 11, 2024. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  This note was converted to 4,000 shares on September 25, 2023. The outstanding balance on the note was $0 as of December 31, 2024.

On November 1, 2023, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of January 2, 2024. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  On January 23, 2024, the Company modified this note, along with several other Hillyer notes and advances, including accrued interest, to a new note maturing on December 31, 2024.

On January 4, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of January 4, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  This note was converted to 4,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of December 31, 2024.

On January 23, 2024, the Company modified and aggregated several Hillyer loans totaling $371,500, advances totaling $205,000 and accrued interest totaling $218,216 for an aggregate balance of $794,716 and extended the maturity to December 31, 2024. The Company issued 5,000 incentive shares valued at a debt discount of $5,000. The Company recognized $5,000 in amortization expense for the year months ended December 31, 2024.

On January 30, 2024, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of January 30, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  This note was converted to 10,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of December 31, 2024.

On February 28, 2024, the Company entered into a convertible promissory note in the amount of $50,000 with an interest rate of 12% per annum and a maturity date of February 28, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  On May 13, 2024, the debt holder exercised the convertible option on the $50,000 note and converted the entire amount into 20,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of December 31, 2024 as a result of the common stock conversion.

On March 12, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of March 12, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  On May 13, 2024, the debt holder exercised the convertible option on the $10,000 note and converted the entire amount into 4,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of December 31, 2024 as a result of the common stock conversion.

On March 15, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of March 15, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  On April 1, 2024, the debt holder exercised the convertible option on the $10,000 note and converted the entire amount into 4,000 shares of the Company’s common stock.  This conversion was carried out per the terms of the agreement, as such no gain or loss was recorded on the transaction. The outstanding balance on the note was $0 as of December 31, 2024 as a result of the common stock conversion.

On April 5, 2024, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 12% per annum and a maturity date of April 5, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  This note was converted to 40,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of December 31, 2024.

On April 24, 2024, the Company entered into a convertible promissory note in the amount of $40,000 with an interest rate of 12% per annum and a maturity date of April 24, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  This note was converted to 16,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of December 31, 2024.

On May 24, 2024, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 12% per annum and a maturity date of May 24, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  This note was converted to 40,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of December 31, 2024.

On June 19, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of June 19, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  This note was converted to 4,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of December 31, 2024.

On July 1, 2024, July 26, 2024 and October 18, 2024, the Company received $75,000, $50,000 and $10,000, respectively, related to a May 6, 2024 convertible promissory note with a third party. The note is for up to $160,000 with an interest rate of 12% per annum and a maturity date of November 5, 2024. The note shall be convertible into shares of common stock equal to 70% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the last five (5) trading days immediately prior to but not including the conversion date, which is subject to a floor conversion price of $20.00 per share. The outstanding balance on the note is $135,000 as of December 31, 2024.

On August 21, 2024, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 12% per annum and a maturity date of August 20, 2025. The note carried a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock.  This note was converted to 40,000 shares, as stated within the terms of the agreement. The outstanding balance on the note was $0 as of December 31, 2024.

Total interest expense including discount amortization on the above notes for December 31, 2024 and 2023 was $246,243 (including the finance lease interest on automobiles as referenced in Note 4) and $135,989, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

The Company discovered in September of 2021 that BYLT Basics, a party that it settled a previous trademark litigation case with, is in breach of its settlement agreement and sent a notice of breach to said party. The underlying matter is a trademark dispute for the mark B.Y.L.T. (Reg 6548069) of which the Company filed two oppositions of the party’s trademarks at the Trademark Trial and Appeal Board. BYLT Basics and the Company filed a claims against each other surrounding this mark and its use. Attorneys are in contact and discovery proceedings has already started to take place.

NOTE 11 - INVENTORY

As of December 31, 2024, the Company’s inventory was $0, which consisted of $0 in raw material and $0 in finished goods.

As of December 31, 2023, the Company’s inventory was $30,802, which consisted of $30,802 in raw material and $0 in finished goods.

NOTE 12 – OTHER INCOME

On January 10, 2022 (the “effective date”), the Company entered into a settlement agreement with a third party related to patent infringement. The term of this settlement agreement is from the effective date and terminates on December 31, 2024 (the “termination date”). The third party will pay a 7% royalty fee to the Company on the sale of its products through the termination date. For the year ended December 31, 2024 and since the effective date of this agreement, the Company recorded $4,945 in other income related to the royalty fees. The Company also recorded a $6,000 gain on conversion of accounts payable to common stock.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2024 through the date these consolidated financial statements were issued and has reported the following events:

In 2025, the Company issued 588,992 common shares. In addition, the Company issued $50,000 in various convertible notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2024.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2024, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and positions of all our directors and executive officers and our key management personnel as of December 31, 2024. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name (age)	Position	Year First Elected a Director
Joey Firestone	Chief Executive Officer and Chairman	2018

David Sandler	Chief Operating Officer	2023
André L. Johnson	Director, Nominating & Corporate Governance Committee, Compensation Committee, Independent Board	2024
Richard Brant	Director, Audit Chair, Independent Board	2024
Michael Poggi	Director, Compensation Chair, Nominating & Governance Chair, Independent Board	2024
Keighley Murray	Director, Independent Board	2024

Background of Directors and Officers

Joey Firestone, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Joey Firestone has served as our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since May 2019. Previously, Mr. Firestone served as our Director and Secretary beginning on February of 2018. A graduate of University of Miami with a B.B.A, Mr. Firestone has over 17 years of experience in operating and growing successful businesses. He was the founder and CEO of the sports nutrition company Gifted Nutrition from 2014 to 2016, which grew into over 40 countries in less than 3 years. Founder and managing member of luxury concierge company 305 Degrees from 2007 to 2018, which was named to Inc. 500’s fastest growing private companies and top 5 travel and hospitality companies on the Inc. 5000 list in 2013. His experience in operating companies, ingredient formulations, knowledge of international markets, and marketing of sport nutrition make him a great candidate for the Company.

David Sandler, Chief Operating Officer

David Sandler has over 30 year of experience in the fitness and nutrition industry as a product scientist, strength and conditioning coach, and sports and fitness consultant. His was the former COO of ProSupps Nutrition and the creator of Hyde Power Potion energy drink. Mr Sandler was a doctoral candidate at the University of Miami and the former Assistant Strength and Conditioning Coach and head of Baseball during their 1999 National Championship season. He was also an Assistant Professor of Kinesiology and Sports Science for 6 years at Florida International University. With over three hundred international, national and regional lectures to his credit he comes in high demand and is regarded as a top expert in his field.

André L. Johnson, Director, Nominating & Corporate Governance Committee, Compensation Committee, Independent Board

André L. Johnson holds a Master of Business Administration from Florida Atlantic University (2013) and a Bachelor of Science in Consumer Science from Florida State University (2003). As an entrepreneur and President of Johnson Capital Management since 2012, André brings extensive experience in financial strategies and real estate investments. He began his career as a licensed mortgage broker before transitioning into real estate, where he has represented buyers, sellers, and developers in Florida for over 20 years. Previously, André served as a Senior Manager at TD Bank, from July 2010 to August 2012. There, he conducted in-depth financial reviews, developed marketing programs, and aligned regional initiatives to drive demand and build brand equity. His expertise lies in maximizing returns while minimizing risks, structuring investment portfolios for long-term growth, and staying ahead of market trends. Known for his determination, dedication, and personalized service, André consistently strives to exceed client expectations.

Richard Brant, Director, Audit Chair, Independent Board

Richard Brandt is an accomplished financial leader with deep expertise in the mortgage and financial services industry. Currently a Senior Loan Officer at Northpointe Bank since 2018, Richard is known for his ability to simplify the loan process, especially for self-employed individuals and investors. His approach, characterized by rational decision-making and clear communication, has earned him recognition as a Scotsman’s Guide Top Producer. Before his current role, Richard owned a successful nationwide process service company (2015 -2018), where his skills in strategic planning and customer relationship management were key to his success. Richard holds degrees from Tallahassee Community College, Florida State University (2000), and Florida Atlantic University, and his professional journey is marked by perseverance, resilience, and a commitment to continuous learning. Outside of work, he enjoys traveling, exploring historical sites, and playing pickleball, drawing inspiration from his experiences to fuel his professional and personal growth.

Michael Poggi, Director, Compensation Chair, Nominating & Governance Chair, Independent Board

Michael Poggi is the founder of The Millionaire’s Investment Group and Build Wealth with Land, is a nationally recognized investor, speaker, and author with over 30 years of expertise in equities, real estate, and alternative investments. He specializes in tax-free wealth-building strategies, leveraging self-directed ROTH IRAs to help clients turn retirement funds into income-generating machines. Michael’s diverse portfolio spans house flipping, land development, apartment rehabs, new construction, and partnerships in high-return ventures like hotel developments and manufacturing. A best-selling author of "Build Wealth Tax-Free", Michael has educated thousands through workshops, real estate courses, and keynote speeches alongside industry icons like Les Brown and Jack Canfield. Featured on Money Talk radio and the cover of Realty 411 magazine, Michael also runs a private zoo and exotic animal business with his family in Florida, combining his entrepreneurial spirit with his passion for wildlife. His commitment to empowering investors through innovative strategies continues to inspire and drive success.

Keighley Murray, Director, Independent Board

Keighley Murray is a seasoned professional with a robust background in the financial and legal sectors. She has a strong track record in remortgage conveyancing, coaching senior case executives, and improving process efficiency. As an E-Commerce/Payment Gateway Underwriter at Fibonatix from 2019 to 2023, she managed high-risk merchant accounts and ensured compliance with Visa and Mastercard regulations. Additionally, she has led teams in the mortgage industry, overseeing underwriting and mortgage processing to deliver efficient and effective services at Freedom Finance from 2017 - 2019. Keighley's expertise in financial risk assessment, compliance, and team management make her a valuable asset to the organization.

Family Relationships

None.

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

Management

Under the oversight of the Audit Committee of the Company’s Board of Directors the Company’s Chief Executive Officer is primarily responsible for the assessment and management of material cybersecurity risks and establishing and maintaining adequate and effective internal controls covering cybersecurity matters.

The Audit Committee of the Company’s Board of Directors, with the assistance of the Company’s Chief Executive Officer, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters.

As of the date of this report, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported.

The Board’s Role in Risk Oversight

The Board of Directors of Directors ensures that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board’s oversight of the various risks facing our company. In this regard, our Board seeks to understand and oversee critical business risks. Our Board does not view risks in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our Board recognizes that it is neither possible nor prudent to eliminate all risks. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the Board oversees risk management, company management is charged with managing risk. Management communicates routinely with the Board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our Board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Much of this work has been delegated to committees, which will meet regularly and report back to the full Board. The Audit Committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the Compensation Committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the Nominating & Corporate Governance Committee evaluates risk associated with management decisions and strategic direction.

Committees of the Board of Directors

Audit Committee

Michael Poggi, Keighley Murray and Richard Brant each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and NASDAQ’s rules serve on our Audit Committee with Richard Brant serving as the Chairman. Our Board has determined that Richard Brant qualifies as an “Audit Committee financial expert.” The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The Audit Committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the Board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our Chief Executive Officer and Chief Financial Officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the Audit Committee’s performance and the adequacy of its charter. A copy of the Audit Committee Charter s filed as Exhibit 99.1 to this filing.

Compensation Committee

Andre Johnson, Keighley Murray and Michael Poggi each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and NASDAQ rules, serve on our Compensation Committee, with Michael Poggi serving as the Chairman. The members of the Compensation Committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, (the “Code”), and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The Compensation Committee assists the Board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers.

The Compensation Committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the Board regarding the compensation of our independent directors; (iii) making recommendations to the Board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the Compensation Committee’s performance and the adequacy of its charter. A copy of the Compensation Committee Charter is filed as Exhibit 99.2 to this filing.

Nominating & Corporate Governance Committee

Andre Johnson, Keighley Murray and Michael Poggi each of whom satisfies the “independence” requirements of NASDAQ’s rules, serve on our Nominating and Corporate Governance Committee, with Michael Poggi, serving as the Chairman. The Nominating & Corporate Governance Committee assists the Board of Directors in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees.

The Nominating & Corporate Governance Committee is responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the Board by reviewing nominees for election to the Board submitted by stockholders and recommending to the Board the director nominees for each annual meeting of stockholders and for election to fill any vacancies on the board; (ii) advising the Board with respect to Board organization, desired qualifications of Board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with our code of ethics; and (v) approving any related party transactions.

The Nominating and Corporate Governance Committee’s methods for identifying candidates for election to our Board of Directors of Directors (other than those proposed by our stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources, including members of our Board of Directors of Directors, our executives, individuals personally known to the members of our Board of Directors of Directors, and other research. The Nominating & Corporate Governance Committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the Nominating & Corporate Governance Committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other Board members; (iii) the extent to which the candidate would be a desirable addition to the Board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate. A copy of the Nomination & Corporate Governance Committee Charter is filed as Exhibit 99.3 to this filing.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the Code.

A copy of the Code of Ethics has been filed as Exhibit 14.1 and is also available on our website at https://www.eliteperformanceholdings.com. We are required to disclose any amendment to, or waiver from, a provision of our Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2024, were timely.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, for services rendered during years ended 2024 and 2023, respectively.

Name and Principal Position	Fiscal Year	Salary ($)(1)(2)	Incentive ($)(3)	Option Awards ($)(4)	All Other Compensation $(5)	Total ($)
Joey Firestone	2024	$150,000	-	-		$150,000
CEO, CFO & Chairman	2023	$125,000	-	-		$125,000

(1)	The amounts shown in this column represent the dollar value of base salary earned by each named executive officer (“NEO”).
(2)	Our CEO continues to defer salary until such time as the Company has improved its financial position
(3)	No incentive compensation was made to our officer and directors in 2024 and therefore no amounts are shown.
(4)	Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year.
(5)	Other compensation was made up of Mr. Firestone’s expense and health insurance expenses.

Incentive Stock and Award Plan

In February of 2021, The Company entered into an employee agreement with the CEO Joey Firestone and shall pay a performance bonus of 500,000 (5 hundred thousand) restricted shares of Elite Performance Holding Corp. common stock for reaching each milestone of the following goals below. Once vested, shares shall carry unlimited piggy-back registration rights and shall be subject to all rules and guidelines set forth under SEC Rule 144.

a.)	reach 5 million dollars in gross annual revenue
c.)	reach 30 million dollars in gross annual revenue
d.)	reach 50 million dollars in gross annual revenue
e.)	reach 75 million dollars in grows annual revenue
f.)	reach 100 million dollars in gross annual revenue

Stock Options

On September 23, 2024, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”). The purpose of the 2024 Plan is to advance the interests of our stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to us and by providing such persons with equity ownership opportunities and performance-based incentives.

Each stock option granted shall be exercisable at such times and terms and conditions as the Board may specify in the applicable option agreement, provided that no option will be granted with a term more than 10 years. Upon the adoption of the 2024 Plan, we reserved for issuance 2,500,000 shares of Common Stock. There are 2,500,000 shares of Common Stock authorized for non-statutory and incentive stock options, restricted stock units, and stock grants under the 2024 Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

We have not granted any stock options to the executive officers or directors as of December 31, 2024.

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

Name of Officer/Director and Control Person	Affiliation with Company (e.g. Officer/Director/ Owner of more than 5%)	Residential Address (City / State Only)(2)	Number of Common shares owned(1)	Ownership Percentage of Common Stock Outstanding(1)	Number of Preferred shares owned(1)	Ownership Percentage of Preferred Stock Outstanding(1)
Joey Firestone	Owner, Officer, Director	Miami, FL	1,500,000	14.1%	10,000,000	100%

David Sandler	Officer, Director	Denver, CO	188,000	1.7%	0	0%

Jon McKenzie	Owner	Pahrump, NV	1,000,000	9.4%	0	0%

Officers and Directors As a Group			2,688,000	25.2%	10,000,000	100%

Footnote:

Joey Firestone owns 1,500,000 shares of Common Stock and Jon McKenzie owns 1,000,000 shares of Common Stock, representing a total of 23.5% of the issued and outstanding shares of the Company’s Common Stock Mr. Firestone owns 10,000,000 shares of Series A Preferred Stock, representing 100% of the total issued and outstanding shares of Preferred Stock, as each share of Series A Preferred Stock votes the equivalent of 20 shares of Common Stock on all matters coming before a vote of the Company’s shareholders, and thus have sufficient voting power through their ownership of Series A Preferred Stock with super voting rights equal to 20 votes per share of common stock, to control the vote on substantially all corporate matters. Accordingly, Mr. Firestone will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business.

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

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Elite Performance Holding Corp., 3301 NE 1st Ave Suite M704 Miami, FL 33137.

(2)	Based on a total of 12,637,877 shares of common stock outstanding on December 31, 2024.

(3)	Mr. Firestone also owns 10,000,000 shares of the Company’s Super Voting Series A Preferred Stock, which gives him majority voting control of the Company.

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

Accounts and Notes Payable related party

For the years ended December 31, 2024 and 2023, we had $0 and $36,000, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2024 and 2023, we had an outstanding balance due of $122,922 and $113,922, which is included in accounts payable related party.

For the years ended December 31, 2024 and 2023, we incurred $0 and $26,689, respectively, for un-reimbursed business expenses. As of December 31, 2024 and 2023, we had outstanding balances due to Joey Firestone of $24,022 and $26,689, respectively, for un-reimbursed business expenses. As of December 31, 2024 and 2023, we also had an outstanding balance due to Joey Firestone of $10,000 and $40,000, respectively, for consulting services, and $97,187 and $448,203 for salary, respectively, which is included in accounts payable related party.

For the years ended December 31, 2024 and 2023, we had $0 in accounting expense respectively to “The Mosely Group.” owned by Reesa McKenzie. Ms. McKenzie is the sister of Jon McKenzie. As of December 31, 2024 and 2023, we had an outstanding balance due of $0 and $4,500, respectively, which is included in accounts payable related party.

One February 1, 2021 the Company renewed the employment agreement with Joey Firestone with milestone performance bonuses in shares of restricted 144 stock.

On January 1, 2021, the Company entered into a royalty free trademark licensing agreement between Elite Beverage International Corp. and its subsidiary BYLT Performance LLC in consideration for 500,000 (valued at par $0.0001 per share) shares to be issued in the amount of $500 which were issued April 29, 2021.

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

Director Independence

The common stock of the Company is not currently quoted on the NASDAQ Markets. However, if we obtain a trading symbol, our intention is to have our common stock quoted on the NASDAQ Markets. The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the NASDAQ Listing Rules. Pursuant to these rules, a majority of our Board must be “independent directors” within the meaning of the NASDAQ Listing Rules, and all directors who sit on our Audit Committee, Nominating & Corporate Governance Committee and Compensation Committee must also be independent directors. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the NASDAQ.

At this time, the Company does not have any independent directors.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered our independent registered public accountants, M&K CPAS, PLLC for audits and reviews performed for the years ended December 31, 2023 and December 31, 2022. Fees for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Audit Fees	$20,000	18,000
Audit-Related Fees	8,000	7,500
Total Audit and Audit-Related Fees	28,000	25,500
Tax Fees		-
All Other Fees		-

Total	$28,00	$25,500

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid in 2024 and 2023.

Item 15. Exhibits and Financial Statement Schedules.

a.) The following documents are filed as a part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Elite Beverage International Corp., as amended, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
3.2	Articles of Incorporation of Registrant, as amended, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
3.3	Bylaws of Registrant, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.1	Contribution and Assignment Agreement dated February 2, 2018, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.2	Ingredient Studies (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.3	GBS Growth Partners Documentation (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.4	Limited Exclusivity Agreement dated September 1, 2018 (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.6	Employment Agreement between the Registrant and Joey Firestone (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.7	Term Sheet dated January 9,2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.8	Convertible Note dated January 9, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.9	Board minutes dated January 3, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.10	SPA dated December 10, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.11	Convertible Note dated December 10, 2018 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.12	Board minutes dated December 9, 2018 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.13	Advisory Service Agreement (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
14.1	Code of Ethics and Business Conduct
14.2	Equity Incentive Plan
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
99.3	Nomination & Corporate Governance Committee Charter
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: April 15, 2025	By:	/s/ Joey Firestone
Joey Firestone
CEO, CFO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Joey Firestone	Chief Executive Officer and Chairman	April 15, 2025
Joey Firestone

