Form 10-Q
period 2025-06-30
Elite Performance Holding Corp
filed 2025-08-14
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of August 14, 2025, there were 12,419,646 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$12,953	$-
Prepaid expenses	15,055	14,069
Total Current Assets	28,008	14,069

Property and equipment, net	24,584	27,515
Right of use asset	66,355	78,075
TOTAL ASSETS	$118,947	$119,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$911,356	$835,695
Accounts payable and accrued expenses related party	321,865	268,140
Accrued expenses	420,934	309,573
Lease liability - current	20,157	22,110
Advances	11,000	11,000
Convertible notes payable, net	1,595,516	1,272,216
Total Current Liabilities	3,280,828	2,718,734

Longterm Liabilities
Lease liability - long-term	48,226	60,364
PPP Loan	95,485	95,485
Total Long-Term Liabilities	143,711	155,849
Total Liabilities	3,424,539	2,874,583

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 12,063,844 and 12,419,646 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	12,611	12,064
Shares to be issued	70,000	722,481
Additional paid-in capital	8,438,563	7,693,305
Accumulated deficit	(11,827,766)	(11,183,774)
Total Stockholders' Deficit	(3,305,592)	(2,754,924)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$118,947	$119,659

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

REVENUES	$-	$611	$-	$681
COST OF GOODS SOLD	651	5,560	651	5,560
GROSS LOSS	(651)	(4,949)	(651)	(4,879)

OPERATING EXPENSES
Legal and accounting	88,680	51,084	209,584	111,501
Advertising	2,875	5,467	5,396	8,497
Consulting	112,426	(11,983)	145,547	294,417
General and administrative	88,049	138,402	150,186	222,710
Total Operating Expenses	292,030	182,061	510,713	637,125

OPERATING LOSS	(292,681)	(187,919)	(511,364)	(642,004)

OTHER INCOME (EXPENSE)
Other income	-	800	-	2,245
Interest expense	(69,764)	(47,893)	(132,628)	(91,872)

Total Other Expense	(69,764)	(47,093)	(132,628)	(89,627)

NET LOSS	$(362,445)	$(235,012)	$(643,992)	$(731,631)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.02)	$(0.05)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,476,512	10,762,255	12,520,271	11,517,576

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Stockholders Deficit
June 30, 2025
(Unaudited)

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)

Balance December 31, 2023	13,039,755	$13,040	10,000,000	$1,000	$50,000	$5,759,788	$(8,790,188)	$(2,966,360)

Shares issued for services	86,000	86	-	-	-	85,914	-	86,000
Retirement of founder shares	(2,500,000)	(2,500)				2,500		-
Warrants issued for services						187,440		187,440
Shares issued in connection with conversion of convertible debt	14,000	14	-	-	-	34,986	-	35,000
Shares issued as debt issuance cost	5,000	5	-	-	-	4,995	-	5,000
Net loss							(496,619)	(496,619)
Balance March 31, 2024	10,644,755	$10,645	10,000,000	$1,000	$50,000	$6,075,623	$(9,286,807)	$(3,149,539)

Shares issued for Services	12,000	120	-	-	-	11,880	-	12,000
Warrants issued for services						15,884		15,884
Shares issued in connection with convertible debt	241,572	1,900	-	-	-	454,886	-	456,786
Shares issued as AP	1,800	18	-	-	-	4,482	-	4,500
Net loss							(235,012)	(235,012)
Balance June 30, 2024	10,900,127	$12,683	10,000,000	$1,000	50,000	$6,452,938	$(9,521,819)	$(3,005,198)
Balance December 31, 2024	12,063,884	$12,064	10,000,000	$1,000	722,481	7,693,305	(11,183,774)	(2,754,924.00)

Warrants issued as debt issuance cost	-	-	-	-	-	6,665	-	6,665
Shares issued in connection with conversion of convertible debt	68,992	69	-	-	(172,481)	172,412	-	-
Shares issued for conversion of AP	500,000	500	-	-	(500,000)	499,500		-
Net loss							(281,547)	(281,547)
Balance March 31, 2025	12,632,876	12,633	10,000,000	$1,000	$50,000	8,371,882	$(11,465,321)	$(3,029,806)

Warrants issued as debt issuance cost	-	-	-	-	-	36,659	-	36,659
Shares issued for services	30,000	3	-	-	20,000	29,997	-	50,000
Retirement of shares issued for services	(243,230)	(25)	-	-	-	25	-	-
Net loss							(362,455)	(362,445)
Balance June 30, 2025	12,419,646	$12,611	10,000,000	$1,000	$70,000	$8,438,563	$(11,827,766)	$(3,305,592)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(643,992)	$(731,631)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	17,454	-
Shares issued for services	30,000	98,000
Shares to be issued	20,000	-
Retirement of shares issued for services	(24,347)	-
Loss on inventory write down	99	5,041
Depreciation expense	5,504	5,485
Changes in operating assets and liabilities
(Increase) / decrease in inventory	(99)	-
(Increase) / decrease in prepaid expenses	(986)	(14,069)
(Increase) / decrease in right of use assets	11,720	11,606
Increase in accounts payable - related party	53,725	64,829
Increase in accounts payable and accrued expenses	189,539	117,491
Net Cash Used in Operating Activities	(341,383)	(349,731)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,573)	-
Net Cash Used in Investing Activities	(2,573)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	371,000	357,000
Repayments of notes payable	-	(20,000)
Payments on financing leases	(14,091)	(9,299)
Proceeds from advances	-	22,000
Net Cash Provided by Financing Activities	356,909	349,701

Increase (Decrease) in Cash	12,953	(30)

CASH AT BEGINNING OF PERIOD	-	52

CASH AT END OF PERIOD	$12,953	$22

Supplemental Cash Flow Information:

Cash paid for:
Interest Paid	$3,820	$4,459
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Shares issued in conversion with convertible notes	$172,481	$491,786
Shares issued in conversion with accounts payable	$500,000	$-
Warrants issued as debt issuance cost	$43,324	$-
Retirement of shares	$25	$-
Shares issued as debt issuance cost	$-	$5,000
Gain on related party accounts payable conversion	$-	$2,700

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the six months ended June 30, 2025

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

On June 27, 2025 the Company filed U.S. Provisional Patent Application No. 63/831,615 and for a dual phase SmartCarb® system titled ‘Nutritional Compositions of Highly Branched Cyclic Dextrin, Isomaltulose and L-Leucine.” This new invention would improve the formula of the BYLT Drinks and further protect the intellectual property of the company

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2025, the Company had an accumulated deficit of $11,827,766. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. As of June 30, 2025 and December 31, 2024, the Company had $0 and $0 in accounts receivable respectively. The allowance for doubtful trade receivables was $0 as of June 30, 2025 and December 31, 2024, respectively.

Inventory

Inventories are valued at the lower of weighted average cost or net realizable value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. The Company wrote off $99 and $30,802 in damaged inventory, as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had $0 in inventory. The Company had no reserve for potentially obsolete inventory as of June 30, 2025 and December 31, 2024, respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense.  As of June 30, 2025 and December 31, 2024, we had $15,055 and $14,069 in prepaid expenses, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of June 30, 2025 and December 31, 2024, so then diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of June 30, 2025, the Company had $1,595,516 in convertible notes plus accrued interest of $396,839 that may be converted into 2,588,575 shares of common stock. As of December 31, 2024, the Company had $1,272,216 in convertible notes plus accrued interest of $300,283 that may be converted into 2,341,910 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Advertising

Advertising costs are expensed as incurred. For the three and six months ended June 30, 2025 and 2024, the Company had $2,875 and $5,467 (three months) and $5,396 and $8,497 (six months) in advertising expense, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the three and six months ended June 30, 2025 and 2024, the Company had $0 research and development (R&D) expense.

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

For the three and six months ended June 30, 2025 and 2024, the Company had $0 and $611 (three months) and $0 and $681 (six months), respectively in revenue from the sale of our products.

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 “Stock Compensation” and are measured and recognized based on the fair value of the equity instruments issued.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the six months ended June 30, 2025 and year ended December 31, 2024, the Company did not record any impairment on our previously announced Patent acquisition, resulting in no other income (expense) being recognized.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the six months ended June 30, 2025 and year ended December 31, 2024, the Company had $0, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of June 30, 2025 and year ended December 31, 2024, the Company had an outstanding balance due of $122,922, which is included in accounts payable related party.

For the six months ended June 30, 2025 and year ended December 31, 2024, we incurred $0, for un-reimbursed business expenses. As of June 30, 2025 and December 31, 2024, the Company had outstanding balances due to Joey Firestone of $4,622 and $24,022, respectively, for un-reimbursed business expenses. As of June 30, 2025 and December 31, 2024, the Company also had an outstanding balance due to Joey Firestone of $0 and $5,000, respectively, for consulting services, and $194,321 and $97,187 for salary, respectively, which is included in accounts payable related party.

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

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of $11,719 and $11,719 plus interest expense of $3,820 and $4,459 during the six months ended June 30, 2025 and 2024, respectively.

The tables below present financial information associated with our leases.

	Balance Sheet	June 30,	December 31,
	Classification	2025	2024

Right-of-use assets	Other long-term assets	$66,355	$78,075
Current lease liabilities	Other current liabilities	20,157	22,110
Non-current lease liabilities	Other long-term liabilities	48,226	60,364

As of June 30, 2025, our maturities of our lease liabilities are as follows:

June 30, 2025
Maturity of lease liabilities	Financing Leases
2025	$15,584
2026	27,717
2027	27,012
Thereafter	8,020
Total lease payments	$78,333
Less: Imputed interest	(9,950)
Present value of lease liabilities	$68,383

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

June 30, 2025
Trucks	$55,000

Equipment	2,573

Total cost	57,573

Less accumulated depreciation	(32,989)

Net, property and equipment	$24,584

Depreciation expense for the three and six months ended June 30, 2025 and 2024 was $2,762 and $2,742 (three months) and $5,504 and $5,485 (six months), respectively. The trucks are being depreciated over a useful life of 5 years.

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

Restricted Shares issued

For the six months ended June 30, 2025, the Company issued 500,000 shares in the amount of $500,000 for the conversion of accounts payable. These shares were previously recorded as shares to be issued.

For the six months ended June 30, 2025, the Company issued 68,992 shares for the conversion of a convertible note payable made within the terms of the agreement. These shares were previously recorded as shares to be issued.

For the six months ended June 30, 2025, the Company issued 30,000 shares in the amount of $30,000 valued at $1 per share for consulting services.

For the six months ended June 30, 2025, the Company retired 243,230 shares issued for services.

As of June 30, 2025, the Company had 12,419,646 common shares outstanding.

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

On March 28, 2025, the Company issued 10,000 five year warrants exercisable at $2.00 valued at $6,665 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $1.00 per share, volatility of 328.93%, expected term of 5 years, and a risk free interest rate of 4.09%.

On March 28, 2025, the Company issued 5,000 five year warrants exercisable at $2.00 valued at $3,332 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $1.00 per share, volatility of 328.93%, expected term of 5 years, and a risk free interest rate of 4.09%.

On May 20, 2025, the Company issued 50,000 five year warrants exercisable at $2.00 valued at $33,327 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $1.00 per share, volatility of 329.40%, expected term of 5 years, and a risk free interest rate of 4.07%.

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding at December 31, 2023	-	$-
Issued	106,000	20.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 30, 2024	106,000	20.00
Issued	65,000	20.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at June 30, 2025	171,000	$20.00

The following table summarizes warrants outstanding as of June 30, 2025:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$20.00	171,000	3.81	$20.00

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

NOTE 8 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program (PPP) with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. On the PPP loan, interest expense was $5,257 and $4,780 for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. The balance of this PPP loan is $95,485 as of June 30, 2025 and December 31, 2024, respectively.

During the years ended December 31, 2024 and 2023, the Company entered into non-convertible, non-interest bearing advances for $90,000, $50,000, $75,000, $20,000, $20,000, $12,000, $11,000, $7,500 and $2,000, respectively from a third party and the monies will be paid back over the course of the next 12 months. During the year ended December 2024, the Company converted $205,000 in advances to convertible debt, received proceeds of $52,500 and made repayments of $51,500. As of June 30, 2025 and December 31, 2024, the balance of this advance is $11,000.

In January of 2023, the Company entered into a refinance agreement with a third party that held the original agreement on July of 2022.  In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party was $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of December 31, 2022, the Company owed $29,316 on this note payable and the OID balance is $6,188, leaving a net balance of $23,128. The Company has recorded $7,313 as interest expense for the year ended December 31, 2022 related to this OID.  For the refinance terms in January of 2023 agreement, the Company funded amount by the third party was $98,500, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 60 weekly installments of $2,133, for a total amount of $128,000 to be paid back. This note contains Original Issue Discount (OID) of $29,500 at issuance. As of June 30, 2025, the Company paid this in full and owes $0 on this note payable and the OID balance.

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

On September 16, 2021, the Company issued a convertible promissory note to Stout LLC. in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $0.50 per share of common stock or if publicly traded at the rate of the lessor of $0.50 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of June 30, 2025.  This note is in default and is accruing interest at the default rate of 18%.

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

On May 6, 2024, the Company entered into an agreement to borrow up to $160,000 with an interest rate of 12% per annum and a maturity date of November 5, 2024. On January 17, 2025 the note was amended to fund up to $200,000 with an interest rate of 12% per annum. The note does not specify a maturity date. On July 1, 2024, July 26, 2024, October 18, 2024, January 6, 2025, January 22, 2025 and March 21, 2025, the Company received $75,000, $50,000, $10,000, $16,000, $20,000 and $10,000, respectively, related to a May 6, 2024 convertible promissory note with a third party. The note shall be convertible into shares of common stock equal to 70% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the last five (5) trading days immediately prior to but not including the conversion date, which is subject to a floor conversion price of $20.00 per share. The outstanding balance on the note is $181,000 as of June 30, 2025.

On February 27, 2025, the Company entered into a convertible promissory note in the amount of $5,000 with an interest rate of 10% per annum and a maturity date of February 27, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock. The outstanding balance on the note was $5,000 as of June 30, 2025.

On March 18, 2025, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of March 18, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock. The outstanding balance on the note was $10,000 as of June 30, 2025.

On March 24, 2025, the Company entered into a convertible promissory note in the amount of $5,000 with an interest rate of 10% per annum and a maturity date of March 24, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock. The outstanding balance on the note was $5,000 as of June 30, 2025.

On March 27, 2025, the Company entered into a convertible promissory note in the amount of $20,000 with an interest rate of 8% per annum and a maturity date of March 27, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock. The outstanding balance on the note was $20,000 as of June 30, 2025.

On March 27, 2025, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of March 27, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock. The outstanding balance on the note was $10,000 as of June 30, 2025.

On May 20, 2025, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 10% per annum and a maturity date of November 20, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock. The outstanding balance on the note was $100,000 as of June 30, 2025.

On June 3, 2025, the Company entered into a convertible promissory note in the amount of $150,000 with an interest rate of 10% per annum and a maturity date of June 3, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock. The outstanding balance on the note was $150,000 as of June 30, 2025.

On June 11, 2025, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of June 11, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $2.50 per share of common stock. The outstanding balance on the note was $25,000 as of June 30, 2025.

Total accrued interest on the above notes for June 30, 2025 and December 31, 2024 was $394,839 and $246,243, respectively.

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

The Company discovered in September of 2021 that Bylt Basics, a party that it settled a previous trademark litigation case with, is in breach of its settlement agreement and sent a notice of breach to said party. The underlying matter was for trademark infringement and confusion of the Company’s mark B.Y.L.T. (Reg 6548069). The parties filed a Notice of Settlement, and the Court is to dismiss the case or move to reopen the case if settlement has not been consummated within the time frame allowed.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2025 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of June 30, 2025, we had an accumulated deficit totaling ($11,803,422). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the Three Months Ended June 30, 2025 Compared To The Three Months Ended June 30, 2024.

Operating Revenues

The Company’s revenues were $0 and $611 for the three months ended June 30, 2025 and 2024, respectively.

Gross Profit (Loss)

For the three months ended June 30, 2025 and 2024, the Company’s gross profit (loss) was ($651) and ($4,949), respectively.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended June 30, 2025, general and administrative expenses were $88,049 compared to $138,402 for the three months ended June 30, 2024, a decrease of $50,353. This decrease was due to a decrease in operations.

Advertising Expense

For the three months ended June 30, 2025, advertising expenses were $2,875 compared to $5,467 for the three months ended June 30, 2024, a decrease of $2,592.

Legal and Accounting Expense

For the three months ended June 30, 2025, Legal and Accounting expenses were $88,680 compared to $51,084 for the three months ended June 30, 2024, an increase of $37,596. This increase was due to an increase in accounting and legal filings associated with the registration statement filing.

Consulting expense

For the three months ended June 30, 2025, Consulting expenses were $112,426 compared to ($11,983) for the three months ended June 30, 2024, an increase of $124,409. This increase was due to an adjustment in value of shares and warrants issued for consulting in 2024.

Interest Expense

For the three months ended June 30, 2025, Interest expenses were $69,764 compared to $47,893 for the three months ended June 30, 2024, an increase of $21,871. This increase was due to additional notes outstanding.

Our net loss for the three months ended June 30, 2025, was $362,445 compared to $235,012 for the three months ended June 30, 2024, an increase of $127,433. This increase was due primarily from consulting expenses in 2025.

Results for the Six Months Ended June 30, 2025 Compared To The Six Months Ended June 30, 2024.

Operating Revenues

The Company’s revenues were $0 for the six months ended June 30, 2025 compared to $681 for the six months ended June 30, 2024.

Gross Profit (Loss)

For the six months ended June 30, 2025, the Company’s gross profit (loss) was ($651) compared to ($4,879) for the six months ended June 30, 2024.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the six months ended June 30, 2025, general and administrative expenses were $150,186 compared to $222,710 for the six months ended June 30, 2024, a decrease of $72,524. This decrease was due to a decrease in operations.

Advertising Expense

For the six months ended June 30, 2025, advertising expenses were $5,396 compared to $8,497 for the six months ended June 30, 2024, a decrease of $3,101.

Legal and Accounting Expense

For the six months ended June 30, 2025, Legal and Accounting expenses were $209,584 compared to $111,501 for the six months ended June 30, 2024, an increase of $98,083. This increase was due to an increase in accounting and legal filings.

Consulting expense

For the six months ended June 30, 2025, Consulting expenses were $145,547 compared to $294,417 for the six months ended June 30, 2024, a decrease of $148,870. This decrease was due to shares and warrants issued for consulting in 2024.

Interest Expense

For the six months ended June 30, 2025, Interest expenses were $132,628 compared to $91,872 for the six months ended June 30, 2024, an increase of $40,756.

Our net loss for the six months ended June 30, 2025, was $643,992 compared to $731,631 for the six months ended June 30, 2024, a decrease of $87,639. This decrease was due primarily from the shares and warrants issued for services to consultants in 2024.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2025, the Company had total current assets of $28,008 compared to $14,069 at December 31, 2024.

At June 30, 2025, the Company had total current liabilities of $3,280,828 compared to $2,718,734 at December 31, 2024.

We had working capital deficit of $3,252,820 as of June 30, 2025, compared to $2,704,665 as of December 31, 2024.

Cashflow from Operating Activities

During the six months ended June 30, 2025, cash provided by (used in) operating activities was ($341,383) compared to ($349,731) for six months ended June 30, 2024. Cash used in operating activities for the six months ended June 30, 2025 was primarily the result of a $643,992 net loss.

Cashflow from Investing Activities

During the six months ended June 30, 2025, cash provided by (used in) investing activities was ($2,573) compared to $0 for six months ended June 30, 2024. Cash used in investing activities for the six months ended June 30, 2025 was primarily the result of property and equipment purchased totaling $2,573.

Cashflow from Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities was $356,909 compared to $349,701 for the six months ended June 30, 2024. Cash provided by financing activities for the six months ended June 30, 2025 was primarily the result of proceeds from convertible notes payable.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended June 30, 2025, have been prepared on a going concern basis and Note 2 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2025, the Company issued 500,000 shares in the amount of $500,000 for the conversion of accounts payable.

For the six months ended June 30, 2025, the Company issued 68,992 shares for the conversion of a convertible note payable made within the terms of the agreement.

For the six months ended June 30, 2025, the Company issued 30,000 shares in the amount of $30,000 valued at $1 per share for consulting services.

For the six months ended June 30, 2025, the Company retired 243,230 shares issued for services.

As of June 30, 2025, the Company had 12,419,646 common shares outstanding.

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: August 14, 2025	By:	/s/ Joey Firestone
Joey Firestone

