Form 10-K
period 2025-12-31
Elite Performance Holding Corp
filed 2026-09-04
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,700,000.

As of September 4, 2026, the registrant had 124,396,464 shares of common stock, par value $0.0001 per share, outstanding.

Documents Incorporated By Reference: None.

ELITE PERFORMANCE HOLDING CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K and in other reports that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Since our initial offering, our 100% wholly owned subsidiary, Elite Beverage International, has completed several years test marketing our product in the states of California, Florida, Texas and New York in retail stores, various sporting events, and fit expos across the country. The Company hired a sales team of seasoned beverage professionals, a consumer education advocate, are utilizing several delivery vans branded with BYLT, and is now participating in various sporting events and fitness expos. Our initial target markets are currently Florida and California with a goal to spread into Texas and national distribution over time.

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

Figure 2: Map of BYLT Roll Out Strategy

Customers

As of December 31, 2025, accounts receivable, net amounted to $0.

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

Intellectual Property

The Company presently owns the intellectual property and SmartCarb® technology patent (US Patent No. 11,103,522) which it acquired on September 29, 2021 and the patent pending No 19724,101 for the Dual Phase SmartCarb System.

Research and Development

There were $0 in expenses incurred for research and development in 2025.

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

The Company has suffered recurring losses. As of December 31, 2025, the Company had limited cash on hand and approximately $1,275,217 in convertible debt owed at December 31, 2025. At December 31, 2025, the Company also had a stockholders’ deficit of $12,381,374. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Based on management’s evaluation, as of December 31, 2025, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

b) Holders

As of December 31, 2025, the Company had approximately 12,439,646 shareholders of record of its issued and outstanding common stock, and all of our common stock is currently restricted, whether held in certificate form or in book entry.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

In February of 2021, the Company entered into an employee agreement with the CEO Joey Firestone and shall pay a performance bonus of 5,000,000 (five million) restricted shares of Elite Performance Holding Corp. common stock for reaching each milestone of the following goals below. Once vested, shares shall carry unlimited piggy-back registration rights and shall be subject to all rules and guidelines set forth under SEC Rule 144.

a.)	reach 5 million dollars in gross annual revenue
b.)	reach 15 million dollars in gross annual revenue
c.)	reach 30 million dollars in gross annual revenue
d.)	reach 50 million dollars in gross annual revenue
e.)	reach 75 million dollars in grows annual revenue
f.)	reach 100 million dollars in gross annual revenue

Recent Sales of Unregistered Securities

During the period from January 1, 2025 through December 31, 2025, we have issued securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

As of December 31, 2025 to July 31, 2026, the Company has issued a total of zero shares of common stock. Issuances were a combination of shares issued for debt, and restricted shares issued to consultants and debt conversion.

Restricted Shares issued and to be issued

For the year ended December 31, 2025, the Company issued 5,000,000 shares in the amount of $500,000 for the conversion of accounts payable. These shares were previously recorded as shares to be issued.

For the year ended December 31, 2025, the Company issued 689,920 shares for the conversion of a convertible note payable made within the terms of the agreement. These shares were previously recorded as shares to be issued.

For the year ended December 31, 2025, the Company issued 400,000 shares in the amount of $40,000 valued at $0.10 per share for consulting services. In addition, the Company recorded $20,000 for services as shares to be issued.

For the year ended December 31, 2025, the Company recorded 4,060,000 shares to be issued at $0.10 per share for conversion of accounts payable valued at $472,000. The Company recorded $406,000 for the value of the shares and $66,000 as other income.

For the year ended December 31, 2025, the Company recorded 1,600,000 shares to be issued at $0.25 per share for conversion of convertible notes payable valued at $400,000.

For the year ended December 31, 2025, the Company retired 2,432,300 shares issued for services.

As of December 31, 2025, the Company had 124,296,460 common shares outstanding.

For the year ended December 31, 2024, the Company issued 10,592,570 shares in the amount of $1,059,257 valued at $0.10 per share for consulting services.

For the year ended December 31, 2024, the Company issued 2,995,720 shares in the amount of $774,267 for the conversion of principal and accrued interest of convertible notes payable made within the terms of the agreement and no gain or loss results from it.

For the year ended December 31, 2024, the Company issued 1,603,000 shares in the amount of $163,000 for conversion of accounts payable and 5,000,000 shares to be issued in the amount of $500,000.

For the year ended December 31, 2024, the Company issued 50,000 common shares in the amount of $5,000 as debt issuance cost.

For the year ended December 31, 2024, the Company retired 25,000,000 founder shares.

As of December 31, 2024, the Company had 120,638,840 common shares outstanding.

Common Stock Warrants

On March 28, 2025, the Company issued 100,000 five year warrants exercisable at $2.00 valued at $6,665 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 328.93%, expected term of 5 years, and a risk free interest rate of 4.09%.

On March 28, 2025, the Company issued 50,000 five year warrants exercisable at $2.00 valued at $3,332 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 328.93%, expected term of 5 years, and a risk free interest rate of 4.09%.

On May 20, 2025, the Company issued 500,000 five year warrants exercisable at $2.00 valued at $33,327 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 329.40%, expected term of 5 years, and a risk free interest rate of 4.07%.

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

Rule 10B-18 Transactions

During the year ended December 31, 2025, there were no repurchases of the Company’s common stock by the Company.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of December 31, 2025, we had an accumulated deficit totaling ($12,363,158). This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations - For the Year Ended December 31, 2025 Compared the Year Ended December 31, 2024

Revenues

The Company’s revenues for the year ended December 31, 2025 were $0 compared to $681 for the year ended December 31, 2024. The absence of revenue is attributed to lack of funding to manufacture more product.

Cost of Goods Sold

The Company’s cost of goods sold for the year ended December 31, 2025 were $1,304 compared to $36,321 for the year ended December 31, 2024. This decrease of approximately $35,000 is mostly attributed to the absence of product manufactured due to lack of funding.

Gross Loss

Gross loss for the year ended December 31, 2025 was $1,304 compared to $35,640 for the year ended December 31, 2024. This decrease in gross loss is primarily due to less revenues.

Our gross loss could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Legal and Accounting Expense

For the year ended December 31, 2025, legal and accounting expenses were $351,101 compared to $263,854 for the year ended December 31, 2024, an increase of $87,247. This increase was due to an increase in accounting and legal filings.

Advertising Expense

For the year ended December 31, 2025, advertising expenses were $6,835 compared to $33,168 for the year ended December 31, 2024, a decrease of $26,333. This decrease was due to a decrease in product marketing expense.

General and Administrative Expenses

For the year ended December 31, 2025, general and administrative expenses were $267,399 compared to $397,583 for the year ended December 31, 2024, a decrease of approximately $130,184. This decrease was due to less operations.

Consulting expense

For the year ended December 31, 2025, consulting expenses were $367,624 compared to $1,444,838 for the year ended December 31, 2024, a decrease of $1,077,214. This decrease was due to consultants working on S-1 as well as shares issued for services in 2024.

Interest Expense

For the year ended December 31, 2025, interest expenses were $319,337 compared to $229,448 for the year ended December 31, 2024, an increase of $89,889. This increase was due to an increase in notes payable.

Our net loss for the year ended December 31, 2025, was $1,197,600 compared to $2,393,586 for the year ended December 31, 2024, a decrease of $1,195,986. This decrease was due primarily from increased consulting fees in 2024 as well as additional expenses related to the preparation of the S-1 in 2024.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2025, compared to December 31, 2024.

	December 31, 2025	December 31, 2024
Current Assets	$14,085	$14,069

Current Liabilities	$2,974,308	$2,718,734

Working Capital	$(2,960,223)	$(2,704,665)

Our working capital deficit was $(2,960,223) as compared to a working capital deficit of $(2,704,665) at December 31, 2024. This increase is primarily attributed to increased accounts payable and accrued expenses at December 31, 2025 as compared to December 31, 2024.

During the year ended December 31, 2025, the Company had a no cash. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2025, the Company used $(385,092) in cash used in operating activities as compared to $(704,591) in cash used in operating activities for the year ended December 31, 2024. This decrease was mainly attributed to a decrease in the net loss, a decrease in shares issued for services.

Cash used in investing activities. For the year ended December 31, 2025, the Company used $(2,573) in cash used in investing activities as compared to $0 in cash used in investing activities for the year ended December 31, 2024. This was mainly attributed to a purchase of property and equipment in 2025.

Cash provided financing activities. For the year ended December 31, 2025 the Company provided $387,665 in financing activities as compared to $704,539 in financing activities for the year ended December 31, 2024. This decrease is primarily the result of a decrease from proceeds from convertible debt of $405,500 in 2025 compared to $717,059 in 2024.

Our indebtedness is comprised of various convertible debt and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our beverage line, in advance of receipt of the payment from our retail distributors.

Going Concern

Our consolidated financial statements for the year ended December 31, 2025, have been prepared on a going concern basis and Note 2 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the U.S. statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company has evaluated the impact and determined there was no impact to the financial statements as of December 31, 2025.

ASU 2024-03, Disaggregation of Income Statement Expenses, requires disaggregated disclosures in the notes to the consolidated financial statements of certain categories of expenses that are included in expense line items on the Consolidated Statement of Income. This ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact to the Company’s financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2025.

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

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of December 31, 2025, the Company had outstanding convertible debt, net of debt discount, in the amount of $1,275,217. See note 9 in the notes to the financial statements for the terms and conversion features.

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

The Company has suffered recurring losses, and at December 31, 2025, the Company had a stockholders’ deficit of $3,024,191. As of December 31, 2025, the Company had $0 cash on hand and $1,275,217 in convertible debt, net of debt discount, and advances. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the year ended December 31, 2025 and for the year ended December 31, 2024 we had $0 and $0 respectively in R&D expense.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. For the years ended December 31, 2025 and 2024 we had $0 and $681 respectively in revenue from the sale of our products.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized for the years ended December 31, 2025 and 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the year ended December 31, 2025, the Company issued 5,000,000 shares in the amount of $500,000 for the conversion of accounts payable. These shares were previously recorded as shares to be issued.

For the year ended December 31, 2025, the Company issued 689,920 shares for the conversion of a convertible note payable made within the terms of the agreement. These shares were previously recorded as shares to be issued.

For the year ended December 31, 2025, the Company issued 400,000 shares in the amount of $40,000 valued at $0.10 per share for consulting services. In addition, the Company recorded $20,000 for services as shares to be issued.

For the year ended December 31, 2025, the Company recorded 4,060,000 shares to be issued at $0.10 per share for conversion of accounts payable valued at $472,000. The Company recorded $406,000 for the value of the shares and $66,000 as other income.

For the year ended December 31, 2025, the Company recorded 1,600,000 shares to be issued at $0.25 per share for conversion of convertible notes payable valued at $400,000.

For the year ended December 31, 2025, the Company retired 2,432,300 shares issued for services.

As of December 31, 2025, the Company had 124,296,460 common shares outstanding.

For the year ended December 31, 2024, the Company issued 10,592,570 shares in the amount of $1,059,257 valued at $0.10 per share for consulting services.

For the year ended December 31, 2024, the Company issued 2,995,720 shares in the amount of $774,267 for the conversion of principal and accrued interest of convertible notes payable made within the terms of the agreement and no gain or loss results from it.

For the year ended December 31, 2024, the Company issued 1,603,000 shares in the amount of $163,000 for conversion of accounts payable and 5,000,000 shares to be issued in the amount of $500,000.

For the year ended December 31, 2024, the Company issued 50,000 common shares in the amount of $5,000 as debt issuance cost.

For the year ended December 31, 2024, the Company retired 25,000,000 founder shares.

As of December 31, 2024, the Company had 120,638,840 common shares outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Elite Performance Holdings, Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Performance Holdings, Corp. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, Texas

September 4, 2026

Elite Performance Holding Corp.

Consolidated Balance Sheets

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	14,085	14,069
Total Current Assets	14,085	14,069

Property and equipment, net	18,781	27,515
Right of use asset	54,636	78,075
TOTAL ASSETS	$87,502	$119,659

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Accounts payable	$916,744	$835,695
Accounts payable and accrued expenses related party	167,684	268,140
Accrued expenses	559,024	309,573
Lease liability - current	23,639	22,110
Advances	32,000	11,000
Convertible notes payable, net	1,275,217	1,272,216
Total Current Liabilities	2,974,308	2,718,734

Lease liability - long-term	41,900	60,364
PPP Loan	95,485	95,485
Total Long-Term Liabilities	137,385	155,849
Total Liabilities	3,111,693	2,874,583

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 124,296,460 and 120,638,840 issued and outstanding as of December 31, 2025 and 2024, respectively	12,612	12,064
Shares to be issued	876,000	722,481
Additional paid-in capital	8,467,571	7,693,305
Accumulated deficit	(12,381,374)	(11,183,774)
Total Stockholders' Deficit	(3,024,191)	(2,754,924)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$87,502	$119,659

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Operations

	Years ended December 31,
	2025	2024

REVENUES	$-	$681
COST OF GOODS SOLD	1,304	36,321
GROSS LOSS	(1,304)	(35,640)

OPERATING EXPENSES
Legal and accounting	351,101	263,854
Advertising	6,835	33,168
Consulting	367,624	1,444,838
General and administrative	267,399	397,583
Total Operating Expenses	992,959	2,139,443

OPERATING LOSS	(994,263)	(2,175,083)

OTHER INCOME (EXPENSE)
Other income	116,000	10,945
Interest expense	(319,337)	(229,448)

Total Other Expense	(203,337)	(218,503)

NET LOSS	$(1,197,600)	$(2,393,586)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.10)	$(0.21)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	124,743,120	112,727,660

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Stockholders’ Deficit

For the years ended December 31, 2025 and 2024

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)

Balance December 31, 2023	130,397,550	$13,040	10,000,000	$1,000	$50,000	$5,759,788	$(8,790,188)	$(2,966,360)

Shares to be issued for Services	10,592,570	1,059	-	-	-	1,058,198	-	1,059,257
Retirement of founder shares	(25,000,000)	(2,500)	-	-	-	2,500	-	-
Warrants issued for services	-	-	-	-	-	103,498	-	103,498
Shares issued in connection with conversion of convertible debt	2,995,720	300	-	-	172,481	601,486	-	774,267
Shares issued for conversion of AP	1,603,000	160			500,000	162,840		663,000
Shares issued as debt issuance cost	50,000	5	-	-	-	4,995	-	5,000
Net loss	-	-	-	-	-	-	(2,393,586)	(2,393,586)
Balance December 31, 2024	120,638,840	12,064	10,000,000	$1,000	$722,481	$7,693,305	$(11,183,774)	$(2,754,924)

Warrants issued as debt issuance cost						43,324		43,324
Shares issued for services	400,000	4	-	-	20,000	39,996	-	60,000
Retirement of shares issued for services	(2,432,300)	(25)	-	-	-	25	-	-
Shares issued in connection with conversion of convertible debt	689,920	69	-	-	633,519	172,412	-	806,000
Related party debt forgiveness						19,009		19,009
Shares issued for conversion of AP	5,000,000	500	-	-	(500,000)	499,500	-	-
Net loss							(1,197,600)	(1,197,600)
Balance December 31, 2025	124,296,460	$12,612	10,000,000	$1,000	$876,000	$8,467,571	$(12,381,374)	$(3,024,191)

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,197,600)	$(2,393,586)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	62,725	48,750
Shares issued for services	60,000	1,059,257
Loss on inventory write-down	99	30,802
Warrants issued for services	-	103,498
Depreciation expense	11,307	10,969
Legal settlement	50,000	-
Gain on settlement of accounts payable	66,000	-
Changes in operating assets and liabilities
(Increase) / decrease in inventory	(99)	-
(Increase) / decrease in prepaid expenses	(15)	(14,069)
(Increase) / decrease in right of use assets	23,439	23,325
Increase in accounts payable - related party	324,553	297,826
Increase in accounts payable and accrued expenses	214,499	128,637
Net Cash Used in Operating Activities	(385,092)	(704,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,573)	-
Net Cash Used in Investing Activities	(2,573)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	383,600	717,059
Repayments of notes payable	-	(51,500)
Payments on financing leases	(16,935)	(13,520)
Proceeds from advances	21,000	52,500
Net Cash Provided by Financing Activities	387,665	704,539

Decrease in Cash	-	(52)

CASH AT BEGINNING OF YEAR	-	52

CASH AT END OF YEAR	$-	$-

Supplemental Cash Flow Information:

Cash paid for:
Interest Paid	7,162	2,357
Taxes	-	-

Non-Cash Investing and Financing Activities:
Shares issued and to be issued in conversion with convertible notes	$400,000	$601,786
Accounts payable in exchange for common stock payable	$-	$500,000
Convertible notes payable in exchange for common stock payable	$-	$172,481
Advances and accrued interest exchanged for convertible notes payable	$-	$442,417
Shares issued as debt issuance cost	$-	$5,000
Warrants issued as debt issuance cost	$43,324	$-
Related party debt forgiveness	$19,009	$-
Shares issued for conversion of Accounts Payable	$406,000	$163,000
Retirement of preferred stock	$-	$2,500

The accompanying notes are an integral part of these consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2025 and 2024

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

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2025, the Company had an accumulated deficit of $12,381,374. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. As of December 31, 2025 and 2024, we had $0 and $0 in accounts receivable respectively. The allowance for doubtful trade receivables was $0 as of December 31, 2025 and 2024, respectively.

Inventory

Inventories are valued at the lower of weighted average cost or net realizable value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. During the year ending December 31, 2024, the Company wrote off $30,802 in damaged inventory. As of December 31, 2025 and 2024, the Company had $0 and $0 in inventory respectively. The Company had no reserve for potentially obsolete inventory as of December 31, 2025 and 2024, respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense. As of December 31, 2025 and 2024, we had $14,085 and $14,069 in prepaid expenses, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of December 31, 2025 and 2024, so then diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of December 31, 2025, the Company had $1,275,217 in convertible notes, net of debt discount, plus accrued interest of $532,937 that may be converted into 25,926,960 shares of common stock. As of December 31, 2024, the Company had $1,272,216 in convertible notes plus accrued interest of $300,283 that may be converted into 23,419,100 shares of common stock.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2025 and 2024, the Company had $6,835 and $33,168 advertising expense, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the years ended December 31, 2025 and 2024, we had $0 research and development (R&D) expense, respectively.

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

For the year ended December 31, 2025 and 2024, we had $0 and $681, respectively in revenue from the sale of our products.

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

As of December 31, 2025 and 2024, net operating loss carry-forwards are reported of approximately $12,381,000 and $11,186,000 which do not expire but are annually limited to 80% of taxable income. As denoted in the table below, we have reported total deferred tax assets of $2,600,000 and $2,349,000 applying a statutory tax rate of 21%. However, due to the uncertainty of future events we have recorded a valuation allowance of approximately $2,600,000 and $2,349,000. FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2025 and 2024, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Net deferred tax assets consist of the following components as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net Operating Losses	$2,600,000	$2,349,000
Valuation Allowance	$(2,600,000)	$(2,349,000)
Net deferred tax asset	-	-

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 “Stock Compensation” and are measured and recognized based on the fair value of the equity instruments issued.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the years ended December 31, 2025 and 2024, we did not record any impairment on our previously announced Patent acquisition, resulting in no other income (expense) being recognized.

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

ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the U.S. statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company has evaluated the impact and determined there was no impact to the financial statements as of December 31, 2025.

ASU 2024-03, Disaggregation of Income Statement Expenses, requires disaggregated disclosures in the notes to the consolidated financial statements of certain categories of expenses that are included in expense line items on the Consolidated Statement of Income. This ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact to the Company’s financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2025.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable related party

For the years ended December 31, 2025 and 2024, we had $0 and $0, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2025 and 2024, we had an outstanding balance due of $122,922 and $122,922, which is included in accounts payable related party.

For the years ended December 31, 2025 and 2024, we incurred $2,000 and $0, respectively, for un-reimbursed business expenses. As of December 31, 2025 and 2024, we also had an outstanding balance due to Joey Firestone of $0 and $5,000, respectively, for consulting services, and $42,762 and $97,187 for salary, respectively, which is included in accounts payable related party. During the year ended December 31, 2025, the Company issued Mr. Firestone 2,000,000 common shares valued at $0.10 per share for the conversion of $200,000 in salary originally recorded in the accounts payable related party account. In addition, Mr. Firestone forgave a debt recorded in the accounts payable related party account totaling $19,009 which was reflect in the additional paid in capital account.

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

We recognized a $54,636 right-of-use asset and $65,539 in a related party lease liability for our finance leases as of December 31, 2025. The current and long term liabilities are $23,639 and $41,900, respectfully. For our finance leases, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

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

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of $23,439 and $21,458 plus interest expense of $7,162 and $7,376 during the years ended December 31, 2025 and 2024, respectively.

The tables below present financial information associated with our leases.

	Balance Sheet	December 31,	December 31,
	Classification	2025	2024

Right-of-use assets	Other long-term assets	$54,636	$78,075
Current lease liabilities	Other current liabilities	23,639	22,110
Non-current lease liabilities	Other long-term liabilities	41,900	60,364

As of December 31, 2025, our maturities of our lease liabilities are as follows:

December 31, 2025
Maturity of lease liabilities	Financing Leases
2026	37,436
2027	27,012
2028	8,021
Thereafter	-
Total lease payments	$72,469
Less: Imputed interest	(6,930)
Present value of lease liabilities	$65,539

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

December 31, 2025
Trucks	55,000
Equipment	2,574

Total cost	57,574

Less accumulated depreciation	(38,793)

Net, property and equipment	$18,781

Depreciation expense for the years ended December 31 2025 and 2024 was $11,308 and $10,970, respectively. The trucks are being depreciated over a useful life of 5 years.

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

Restricted Shares issued

For the year ended December 31, 2025, the Company issued 5,000,000 shares in the amount of $500,000 for the conversion of accounts payable. These shares were previously recorded as shares to be issued.

For the year ended December 31, 2025, the Company issued 689,920 shares for the conversion of a convertible note payable made within the terms of the agreement. These shares were previously recorded as shares to be issued.

For the year ended December 31, 2025, the Company issued 400,000 shares in the amount of $40,000 valued at $0.10 per share for consulting services. In addition, the Company recorded $20,000 for services as shares to be issued.

For the year ended December 31, 2025, the Company recorded 4,060,000 shares to be issued at $0.10 per share for conversion of accounts payable valued at $472,000. The Company recorded $406,000 for the value of the shares and $66,000 as other income.

For the year ended December 31, 2025, the Company recorded 1,600,000 shares to be issued at $0.25 per share for conversion of convertible notes payable valued at $400,000.

For the year ended December 31, 2025, the Company retired 2,432,300 shares issued for services.

As of December 31, 2025, the Company had 124,296,460 common shares outstanding.

For the year ended December 31, 2024, the Company issued 10,592,570 shares in the amount of $1,059,257 valued at $0.10 per share for consulting services.

For the year ended December 31, 2024, the Company issued 2,995,720 shares in the amount of $774,267 for the conversion of principal and accrued interest of convertible notes payable made within the terms of the agreement and no gain or loss results from it.

For the year ended December 31, 2024, the Company issued 1,603,000 shares in the amount of $163,000 for conversion of accounts payable and 5,000,000 shares to be issued in the amount of $500,000.

For the year ended December 31, 2024, the Company issued 50,000 common shares in the amount of $5,000 as debt issuance cost.

For the year ended December 31, 2024, the Company retired 25,000,000 founder shares.

As of December 31, 2024, the Company had 120,638,840 common shares outstanding.

Common Stock Warrants

On March 28, 2025, the Company issued 100,000 five year warrants exercisable at $2.00 valued at $6,665 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 328.93%, expected term of 5 years, and a risk free interest rate of 4.09%.

On March 28, 2025, the Company issued 50,000 five year warrants exercisable at $2.00 valued at $3,332 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 328.93%, expected term of 5 years, and a risk free interest rate of 4.09%.

On May 20, 2025, the Company issued 500,000 five year warrants exercisable at $2.00 valued at $33,327 as part of a convertible note issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 329.40%, expected term of 5 years, and a risk free interest rate of 4.07%.

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

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding at December 31, 2023	-	$-
Issued	1,060,000	2.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 30, 2024	1,060,000	2.00
Issued	650,000	2.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2025	1,710,000	$2.00

The following table summarizes warrants outstanding as of December 31, 2025:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$2.00	1,710,000	3.30	$2.00

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

NOTE 8 - NOTE PAYABLE

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program (PPP) with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. On the PPP loan, accrued interest was $5,735 for the year ended December 31, 2025 and $4,780 for the year ended December 31, 2024, respectively. The balance of this PPP loan is $95,485 as of December 31, 2024 and 2023, respectively.

During the years ended December 31, 2025 and 2024, the Company entered into non-convertible, non-interest bearing advances totaling $32,000 from a third party and the monies will be paid back over the course of the next 12 months. As of December 31, 2025 and 2024, the balance of this advance is $32,000 and $11,000, respectively.

In January of 2023, the Company entered into a refinance agreement with a third party that held the original agreement on July of 2022. In July of 2022, the Company entered into a receivables and sale note payable agreement with a third party. The funded amount by the third party was $50,460, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 48 weekly installments of $1,332, for a total amount of $63,960 to be paid back. The note contains Original Issue Discount (OID) of $13,500 at issuance. As of December 31, 2022, the Company owed $29,316 on this note payable and the OID balance is $6,188, leaving a net balance of $23,128. The Company has recorded $7,313 as interest expense for the year ended December 31, 2022 related to this OID. For the refinance terms in January of 2023 agreement, the Company funded amount by the third party was $98,500, this amount is the purchase price less fees and is the net amount funded to the Company. This note will be paid back with 60 weekly installments of $2,133, for a total amount of $128,000 to be paid back. This note contains Original Issue Discount (OID) of $29,500 at issuance. As of December 31, 2025, the Company paid this in full and owes $0 on this note payable and the OID balance.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

On January 7, 2019, the Company issued a convertible promissory note in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $0.05 or if publicly traded at the rate of the lessor of $0.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On May 14, 2019, the Company paid $5,000 of principal on this note. The outstanding balance on the note is $152,500 as of December 31, 2025.

On December 4, 2019, the Company entered into a convertible promissory note in the amount of $189,000, with an interest rate of 8% per annum and a maturity date of December 4, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $0.05 or if publicly traded at the rate of the lessor of $0.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. This note included an original discount fee of $9,000. At December 31, 2023 and 2022, balance on this debt discount was $0, respectively. The Company also issued 5,000,000 commitment shares valued at $25,000 on December 11, 2019 and recorded to debt discount. The Company amortized $1,712 for the year ended December 31, 2019, and $23,288 for the year ended December 31, 2020. On January 23, 2024, the Company modified this note, along with several other Hillyer notes and advances, including accrued interest, to a new note maturing on December 31, 2024. The maturity date of the note was extended to December 31, 2025 with an interest rate of 18% per annum. All other terms remain the same.

On January 17, 2020, the Company issued a convertible promissory note to The Hillyer Group Inc. in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 17, 2021. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $0.05 or if publicly traded at the rate of the lessor of $0.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On January 17, 2019 the Company issued 40,000 shares of common stock in consideration for the execution of this note. These shares are restricted and subject to SEC Rule 144. These shares were valued at $20,000 included an original discount fee of $7,500, which was recorded to debt discount. On January 23, 2024, the Company modified this note, along with several other Hillyer notes and advances, including accrued interest, to a new note maturing on December 31, 2024. The maturity date of the note was extended to December 31, 2025 with an interest rate of 18% per annum. All other terms remain the same.

On September 16, 2021, the Company issued a convertible promissory note in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $0.05 per share of common stock or if publicly traded at the rate of the lessor of $0.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of December 31, 2025. This note is in default and is accruing interest at the default rate of 18%.

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

On May 6, 2024, the Company entered into an agreement to borrow up to $160,000 with an interest rate of 12% per annum and a maturity date of November 5, 2024. On January 17, 2025 the note was amended to fund up to $200,000 with an interest rate of 12% per annum. The note does not specify a maturity date. On July 1, 2024, July 26, 2024, October 18, 2024, January 6, 2025, January 22, 2025 and March 21, 2025, the Company received $75,000, $50,000, $10,000, $16,000, $20,000 and $10,000, respectively, related to a May 6, 2024 convertible promissory note with a third party. The note shall be convertible into shares of common stock equal to 70% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the last five (5) trading days immediately prior to but not including the conversion date, which is subject to a floor conversion price of $0.20 per share. The outstanding balance on the note is $181,000 as of December 31, 2025.

On October 25, 2024, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 12% per annum and a maturity date of October 25, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 400,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On October 25, 2024, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 12% per annum and a maturity date of October 25, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 100,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On October 25, 2024, the Company entered into another convertible promissory note in the amount of $25,000 with an interest rate of 12% per annum and a maturity date of October 25, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 100,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On October 31, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of October 31, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 40,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On October 31, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of October 31, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 40,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On February 27, 2025, the Company entered into a convertible promissory note in the amount of $5,000 with an interest rate of 10% per annum and a maturity date of February 27, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 20,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On March 18, 2025, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of March 18, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 40,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On March 24, 2025, the Company entered into a convertible promissory note in the amount of $5,000 with an interest rate of 10% per annum and a maturity date of March 24, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 20,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On March 27, 2025, the Company entered into a convertible promissory note in the amount of $20,000 with an interest rate of 8% per annum and a maturity date of March 27, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 80,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On March 27, 2025, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of March 27, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $10,000 as of December 31, 2025.

On May 20, 2025, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 10% per annum and a maturity date of November 20, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $100,000 as of December 31, 2025.

On June 3, 2025, the Company entered into a convertible promissory note in the amount of $150,000 with an interest rate of 10% per annum and a maturity date of June 3, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 600,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On June 11, 2025, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of June 11, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 100,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On October 30, 2025, the Company entered into a convertible promissory note in the amount of $15,000 with an interest rate of 10% per annum and a maturity date of October 30, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 60,000 shares. The outstanding balance on the note was $0 as of December 31, 2025.

On November 13, 2025, the Company entered into a convertible promissory note in the amount of $12,000 with an interest rate of 10% per annum and a maturity date of November 13, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $12,000 as of December 31, 2025.

On December 5, 2025, the Company entered into a convertible promissory note in the amount of $7,500 with an interest rate of 10% per annum and a maturity date of December 5, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $7,500 as of December 31, 2025.

Total accrued interest on the above notes for December 31, 2025 and December 31, 2024 was $514,721 and $283,486, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. During the year ended December 31, 2025, the Company settled a lawsuit and recorded a gain of $50,000 as other income.

NOTE 11 - INVENTORY

As of December 31, 2025 and 2024, the Company’s inventory was $0 and $0, which consisted of $0 and $0 in raw material and $0 and $0 in finished goods, respectively.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2025 through the date these consolidated financial statements were issued and has reported the following events:

In 2026, the Company issued seven convertible notes totaling $40,500. Three of the notes converted to 80,000 common shares and will be recorded as shares to be issued. In addition, the Company entered into a financing facility agreement totaling $206,000. The Company shall utilize these funds exclusively for (a) the manufacturing and fulfillment of 15,000 cases of B.Y.L.T. beverages and (b) the Audit and Regulatory Completion, which includes the settlement of fees for auditors, SEC accountants, bookkeeping services, and legal counsel necessitated by financial audits and regulatory filings (including FINRA requirements).On April 20, 2026, the Company issued 10,300 five year warrants exercisable at $0.20 as part of the financing facility agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2025.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2025, and identified the following material weaknesses:

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

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and positions of all our directors and executive officers and our key management personnel as of December 31, 2025. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2025, were timely.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, for services rendered during years ended 2025 and 2024, respectively.

Name and Principal Position	Fiscal Year	Salary ($)(1)(2)	Incentive ($)(3)	Option Awards ($)(4)	All Other Compensation $(5)	Total ($)
Joey Firestone	2025	$150,000	-	-		$150,000
CEO, CFO & Chairman	2024	$150,000	-	-		$150,000

(1)	The amounts shown in this column represent the dollar value of base salary earned by each named executive officer (“NEO”).
(2)	Our CEO continues to defer salary until such time as the Company has improved its financial position
(3)	No incentive compensation was made to our officer and directors in 2024 and therefore no amounts are shown.
(4)	Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year.
(5)	Other compensation was made up of Mr. Firestone’s expense and health insurance expenses.

Incentive Stock and Award Plan

In February of 2021, The Company entered into an employee agreement with the CEO Joey Firestone and shall pay a performance bonus of 5,000,000 (five million) restricted shares of Elite Performance Holding Corp. common stock for reaching each milestone of the following goals below. Once vested, shares shall carry unlimited piggy-back registration rights and shall be subject to all rules and guidelines set forth under SEC Rule 144.

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

Each stock option granted shall be exercisable at such times and terms and conditions as the Board may specify in the applicable option agreement, provided that no option will be granted with a term more than 10 years. Upon the adoption of the 2024 Plan, we reserved for issuance 25,000,000 shares of Common Stock. There are 25,000,000 shares of Common Stock authorized for non-statutory and incentive stock options, restricted stock units, and stock grants under the 2024 Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

We have not granted any stock options to the executive officers or directors as of December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of  September 4, 2026, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

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

Accounts and Notes Payable related party

For the years ended December 31, 2025 and 2024, we had $0 and $36,000, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of December 31, 2025 and 2024, we had an outstanding balance due of $122,922 and $122,922, which is included in accounts payable related party.

For the years ended December 31, 2025 and 2024, we incurred $2,000 and $0, respectively, for un-reimbursed business expenses. As of December 31, 2025 and 2024, we also had an outstanding balance due to Joey Firestone of $0 and $10,000, respectively, for consulting services, and $42,762 and $97,187 for salary, respectively, which is included in accounts payable related party. During the year ended December 31, 2025, the Company issued Mr. Firestone 2,000,000 common shares valued at $0.10 per share for the conversion of $200,000 in salary originally recorded in the accounts payable related party account. In addition, Mr. Firestone forgave a debt recorded in the accounts payable related party account totaling $19,009 which was reflect in the additional paid in capital account.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered our independent registered public accountants, M&K CPAS, PLLC for audits and reviews performed for the years ended December 31, 2025 and December 31, 2024. Fees for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Audit Fees	$28,000	20,000
Audit-Related Fees	8,000	8,000
Total Audit and Audit-Related Fees	36,000	28,000
Tax Fees
All Other Fees

Total	$36,000	$28,000

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid in 2025 and 2024.

Item 15. Exhibits and Financial Statement Schedules.

a.) The following documents are filed as a part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Elite Beverage International Corp., as amended, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
3.2	Articles of Incorporation of Registrant, as amended, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
3.3	Bylaws of Registrant, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.1	Contribution and Assignment Agreement dated February 2, 2018, (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.2	Ingredient Studies (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.3	GBS Growth Partners Documentation (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.4	Limited Exclusivity Agreement dated September 1, 2018 (previously filed as an exhibit to the S-1/A filed on October 2, 2018)
10.6	Employment Agreement between the Registrant and Joey Firestone (previously filed as an exhibit to the S-1/A filed on January 30, 2019)
10.7	Term Sheet dated January 9,2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.8	Convertible Note dated January 9, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.9	Board minutes dated January 3, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.10	SPA dated December 10, 2019 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.11	Convertible Note dated December 10, 2018 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.12	Board minutes dated December 9, 2018 (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
10.13	Advisory Service Agreement (previously filed as an exhibit to the S-1/A filed on February 13, 2019)
14.1	Code of Ethics and Business Conduct
14.2	Equity Incentive Plan
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
99.3	Nomination & Corporate Governance Committee Charter
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: September 4, 2026	By:	/s/ Joey Firestone
Joey Firestone
CEO, CFO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Joey Firestone	Chief Executive Officer and Chairman	September 4, 2026
Joey Firestone

