Form 10-Q
period 2026-06-30
Elite Performance Holding Corp
filed 2026-10-22
CIK 1753681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of October 22, 2026, there were 123,896,460 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Elite Performance Holding Corp.

Elite Performance Holding Corp.

Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,979	$-
Inventory	52,385	-
Prepaid expenses	42,159	14,085
Total Current Assets	100,523	14,085

Property and equipment, net	13,071	18,781
Right of use asset	42,916	54,636
TOTAL ASSETS	$156,510	$87,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$986,187	$916,744
Accounts payable and accrued expenses related party	251,750	167,684
Accrued expenses	665,591	559,024
Lease liability - current	26,997	23,639
Notes payable, net	197,547	-
Advances	35,500	32,000
Convertible notes payable, net	1,298,216	1,275,217
Total Current Liabilities	3,461,788	2,974,308

Lease liability - long-term	15,091	41,900
PPP Loan	95,485	95,485
Total Long-Term Liabilities	110,576	137,385
Total Liabilities	3,572,364	3,111,693

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 35,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,000	1,000
Common stock; $0.0001 par value, 465,000,000 shares authorized, 124,296,460 and 124,296,460 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12,572	12,612
Shares to be issued	896,000	876,000
Additional paid-in capital	8,477,898	8,467,571
Accumulated deficit	(12,803,324)	(12,381,374)
Total Stockholders' Deficit	(3,415,854)	(3,024,191)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$156,510	$87,502

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

REVENUES	$-	$-	$-	$-
COST OF GOODS SOLD	-	651	-	651
GROSS LOSS	-	(651)	-	(651)

OPERATING EXPENSES
Legal and accounting	21,794	88,680	45,623	209,584
Advertising	7,594	2,875	7,769	5,396
Consulting	28,845	112,426	66,867	145,547
General and administrative	96,124	88,049	178,011	150,186
Total Operating Expenses	154,357	292,030	298,270	510,713

OPERATING LOSS	(154,357)	(292,681)	(298,270)	(511,364)

OTHER INCOME (EXPENSE)
Interest expense	(67,327)	(69,764)	(123,680)	(132,628)

Total Other Expense	(67,327)	(69,764)	(123,680)	(132,628)

NET LOSS	$(221,684)	$(362,445)	$(421,950)	$(643,992)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	124,098,707	124,765,120	124,165,605	123,900,856

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)	(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Stockholders’ Deficit

For the six months ended June 30, 2026 and 2025

(Unaudited)

					Shares	Additional		Total
	Common Stock		Preferred Stock		to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)

Balance December 31, 2024	120,638,840	12,064	10,000,000	$1,000	$722,481	$7,693,305	$(11,183,774)	$(2,754,924)

Warrants issued as debt issuance cost	-	-	-	-	-	6,665	-	6,665
Shares issued in connection with conversion of convertible debt	689,920	69	-	-	(172,481)	172,412	-	-
Shares issued for conversion of AP	5,000,000	500	-	-	(500,000)	499,500		-
Net loss	-	-	-	-	-	-	(281,547)	(281,547)
Balance March 31, 2025	126,328,760	$12,633	10,000,000	$1,000	$50,000	$8,371,882	$(11,465,321)	$(3,029,806)

Warrants issued as debt issuance cost	-	-	-	-	-	36,659	-	36,659
Shares issued for services	30,000	3			20,000	29,997		50,000
Retirement of shares issued for services	(243,230)	(25)				25		-
Net loss							(362,445)	(362,445)
Balance June 30, 2025	126,115,530	$12,611	10,000,000	$1,000	$70,000	$8,438,563	$(11,827,766)	$(3,305,592)

Balance December 31, 2025	124,296,460	12,612	10,000,000	$1,000	$876,000	$8,467,571	$(12,381,374)	$(3,024,191)

Shares issued in connection with conversion of convertible debt	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(200,266)	(200,266)
Balance March 31, 2026	124,296,460	$12,612	10,000,000	$1,000	$886,000	$8,467,571	$(12,581,640)	$(3,214,457)

Warrants issued as debt issuance cost	-	-	-	-	-	10,287	-	10,287
Shares issued in connection with conversion of convertible debt	-	-	-	-	10,000	-	-	10,000
Cancellation of shares	(400,000)	(40)	-	-	-	40	-	-
Net loss							(221,684)	(221,684)
Balance June 30, 2026	123,896,460	$12,572	$10,000,000	$1,000	$896,000	$8,477,898	$(12,803,324)	$(3,415,854)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(421,950)	$(643,992)
Items to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	14,333	17,454
Depreciation expense	5,710	5,504
Shares issued for services	-	50,000
Retirement of shares issued for services	-	(24,347)
Loss on inventory write-down	-	99
Changes in operating assets and liabilities
(Increase) / decrease in inventory	(52,385)	(99)
(Increase) / decrease in prepaid expenses	(28,073)	(986)
(Increase) / decrease in right of use assets	11,720	11,720
Increase in accounts payable - related party	84,066	53,725
Increase in accounts payable and accrued expenses	176,009	189,539
Net Cash Used in Operating Activities	(210,570)	(341,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,573)
Net Cash Used in Investing Activities	-	(2,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	40,500	371,000
Proceeds from notes payable	196,000	-
Payments on financing leases	(23,451)	(14,091)
Proceeds from advances	5,000	-
Repayments of advances	(1,500)	-
Net Cash Provided by Financing Activities	216,549	356,909

Increase in Cash	5,979	12,953

CASH AT BEGINNING OF YEAR	-	-

CASH AT END OF YEAR	$5,979	$12,953

Supplemental Cash Flow Information:

Cash paid for:
Interest Paid	2,780	3,820
Taxes	-	-

Non-Cash Investing and Financing Activities:
Shares issued and to be issued in conversion with convertible notes	$20,000	$172,481
Warrants issued as debt issuance cost	$10,287	$43,324
Shares issued for conversion of Accounts Payable	$-	$500,000
Retirement of shares	$40	$25

The accompanying notes are an integral part of these unaudited consolidated financial statements

Elite Performance Holding Corp.

Consolidated Notes to the Financial Statements

For the six months ended June 30, 2026

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2026, the Company had an accumulated deficit of $12,803,324. In addition, the Company has recently accumulated significant losses and has negative working capital. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. As of June 30, 2026 and December 31, 2025, the Company had $0 and $0 in accounts receivable respectively. The allowance for doubtful trade receivables was $0 as of June 30, 2026 and December 31, 2025, respectively.

Inventory

Inventories are valued at the lower of weighted average cost or net realizable value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2026 and December 31, 2025, the Company had inventory of $52,385 and $0, respectively. The Company had no reserve for potentially obsolete inventory as of June 30, 2026 and December 31, 2025, respectively.

Prepaid Expenses

Prepaid expenses are expenditures that have not yet been consumed, and so are capitalized for a short period of time. They are initially recorded on the balance sheet as current assets, and are later charged to expense. As of June 30, 2026 and December 31, 2025, the Company had $42,159 and $14,085 in prepaid expenses, respectively.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of June 30, 2026 and December 31, 2025, so then diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of June 30, 2026, the Company had $1,298,216 in convertible notes, net of debt discount, plus accrued interest of $639,245 that may be converted into 31,152,503 shares of common stock. In addition, the Company had 1,813,000 common stock warrants outstanding and exercisable. As of December 31, 2025, the Company had $1,275,217 in convertible notes, net of debt discount, plus accrued interest of $532,937 that may be converted into 25,926,960 shares of common stock. In addition, the Company had 1,710,000 common stock warrants outstanding and exercisable.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Advertising

Advertising costs are expensed as incurred. For the three and six months ended June 30, 2026 and 2025, the Company had $7,594 and $2,875 (three months) and $7,769 and $5,396 (six months) in advertising expense, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, and regulatory compliance costs. For the three months ended June 30, 2026 and 2025, we had $0 research and development (R&D) expense, respectively.

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

For the three and six months ended, as of June 30, 2026 and 2025, the Company had $0 and $0, respectively in revenue from the sale of our products.

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 “Stock Compensation” and are measured and recognized based on the fair value of the equity instruments issued.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. For the three and six months ended June 30, 2026 and 2025, the Company did not record any impairment on our previously announced Patent acquisition, resulting in no other income (expense) being recognized.

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

The CODM assesses financial performance based on total assets, revenue, operating profit, and key operating expenses.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses related party and Notes Payable related party

For the six months ended June 30, 2026 and the year ended December 31, 2025, the Company had $0 and $0, respectively, in consulting expense to “I Know a Dude, Inc.” owned by Laya Clark. Mr. Clark is a member of our Board of Directors. As of June 30, 2026 and December 31, 2025, we had an outstanding balance due of $122,922 and $122,922, which is included in accounts payable and accrued expenses related party.

For the six months ended June 30, 2026 and the year ended December 31, 2025, the Company incurred $1,000 and $2,000, respectively, for un-reimbursed business expenses. As of June 30, 2026 and December 31, 2025, the Company also had an outstanding balance due to Joey Firestone of $0 and $0, respectively, for consulting services, and $127,828 and $42,762 for salary, respectively, which is included in accounts payable and accrued expenses related party. During the year ended December 31, 2025, the Company issued Mr. Firestone 2,000,000 common shares valued at $0.10 per share for the conversion of $200,000 in salary originally recorded in the accounts payable and accrued expenses related party account. In addition, during the year ended December 31, 2025, Mr. Firestone forgave a debt recorded in the accounts payable and accrued expenses related party account totaling $19,009 which was reflected in the additional paid in capital account.

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

The Company recognized a $42,916 right-of-use asset and $42,088 in a related party lease liability for our finance leases as of June 30, 2026. The current and long term liabilities are $26,997 and $15,091, respectfully. For our finance leases, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

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

The Company incurred amortization expense, which is included as part of selling, general and administrative expenses, of $11,719 and $11,719 plus interest expense of $2,780 and $3,820 during the six months ended June 30, 2026 and 2025, respectively.

The tables below present financial information associated with our leases.

	Balance Sheet	June 30,	December 31,
	Classification	2026	2025

Right-of-use assets	Other long-term assets	$42,916	$54,636
Current lease liabilities	Other current liabilities	26,997	23,639
Non-current lease liabilities	Other long-term liabilities	15,091	41,900

As of June 30, 2026, our maturities of our lease liabilities are as follows:

June 30, 2026
Maturity of lease liabilities	Financing Leases
2026	18,425
2027	19,244
2028	8,021
Thereafter	-
Total lease payments	$45,690
Less: Imputed interest	(3,602)
Present value of lease liabilities	$42,088

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

June 30, 2026
Trucks	55,000
Equipment	2,574

Total cost	57,574

Less accumulated depreciation	(44,503)

Net, property and equipment	$13,071

Depreciation expense for the six months ended June 30, 2026 and 2025 was $5,710 and $5,504, respectively. The trucks are being depreciated over a useful life of 5 years.

NOTE 6 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

The Company had authorized a total of 400,000,000 shares of Common Stock, par value of $0.0001 as of December 31, 2017 for Elite Beverage International. However, Elite Performance Holding Corp. is now the successor company and as of December 31, 2022 and June 30, 2026, there are 465,000,000 (Four Hundred Sixty-Five Million) shares authorized, par value of $0.0001, respectively.

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

Restricted Shares issued

For the six months ended June 30, 2026, the Company recorded 80,000 shares to be issued at $0.25 per share for conversion of convertible notes payable valued at $20,000.

For the six months ended June 30, 2026, the Company cancelled 400,000 shares.

As of June 30, 2026, the Company had 123,896,460 common shares outstanding

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

As of December 31, 2025, the Company had 124,296,460 common shares outstanding

Common Stock Warrants

On April 20, 2026, the Company issued 103,000 five year warrants exercisable at $2.00 valued at $10,287 as part of a note payable issued. The Company used a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share, volatility of 321.39%, expected term of 5 years, and a risk free interest rate of 3.86%.

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

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price
Outstanding at December 31, 2024	1,060,000	$2.00
Issued	650,000	2.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2025	1,710,000	2.00
Issued	103,000	2.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at June 30, 2026	1,813,000	$2.00

The following table summarizes warrants outstanding as of June 30, 2026:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$2.00	1,813,000	2.92	$2.00

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

NOTE 8 - NOTES PAYABLE

On April 20, 2026, the Company entered into a financing facility agreement totaling $206,000. The Company shall utilize these funds exclusively for (a) the manufacturing and fulfilment of 15,000 cases of B.Y.L.T. beverages and (b) the Audit and Regulatory Completion, which includes the settlement of fees for auditors, SEC accountants, bookkeeping services, and legal counsel necessitated by financial audits and regulatory filings (including FINRA requirements). On April 20, 2026, the Company issued 10,300 five year warrants exercisable at $0.20 as part of the financing facility agreement. The Company recorded a debt discount balance totaling $20,287 related to the Audit and Regulatory Completion Fees and the value of the 5 year warrants issued. As of June 30, 2026, the Company amortized $11,834. The current net balance totals $197,547.

On April 30, 2020 Elite Beverage International was approved for a loan for $201,352 through the Payment Protection Program (PPP) with an interest of 0.98% per annum and a maturity date of April 23, 2022. Forgiveness in the amount of $105,867 was given on September 2, 2021, which was recorded as a gain on forgiveness on debt in the statement of operations. As of February 9, 2022, The SBA has paid off the balance of the PPP loan with the lender. The Company is waiting for formal confirmation from the SBA on the status of the loan balance and once received will record the forgiveness of the debt. On the PPP loan, accrued interest was $6,212 as of June 30, 2026 and $5,735 as of December 31, 2025, respectively. The balance of this PPP loan is $95,485 as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company entered into non-convertible, non-interest bearing advances totaling $37,000 from third parties and the monies will be paid back over the course of the next 12 months. As of June 30, 2026 and December 31, 2025, the balance of the advances is $35,500 and $32,000, respectively.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

	June 30, 2026	December 31, 2025
January 7, 2019 Note	152,500	152,500
September 16, 2021 Note	20,000	20,000
January 23, 2024 Note	794,716	794,716
July 1, 2024 Note	75,000	75,000
July 26, 2024 Note	50,000	50,000
October 18, 2024 Note	10,000	10,000
January 6, 2025 Note	16,000	16,000
January 22, 2025 Note	20,000	20,000
March 21, 2025 Note	10,000	10,000
March 27, 2025 Note	10,000	10,000
May 20, 2025 Note	100,000	100,000
November 13, 2025 Note	12,000	12,000
December 5, 2025 Note	7,500	7,500
March 22, 2026 Note	5,000	-
April 6, 2026 Note	3,500	-
May 6, 2026 Note	5,000
June 29, 2026 Note	7,000	-
Total - Convertible Notes Payable, Gross	1,298,216	1,277,716
Less - Debt Discount	-	(2,499)
Total - Convertible Notes Payable, Net	1,298,216	1,275,217

On January 7, 2019, the Company issued a convertible promissory note in the amount of $157,500 with an interest rate of 8% per annum and a maturity date of January 8, 2020. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $0.05 or if publicly traded at the rate of the lessor of $0.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. On May 14, 2019, the Company paid $5,000 of principal on this note. The outstanding balance on the note is $152,500 as of June 30, 2026.

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

On September 16, 2021, the Company issued a convertible promissory note in the amount of $20,000 with an interest rate of 12% per annum and a maturity date of September 16, 2022. The note carries a prepayment feature or is convertible 180 days from the date of the note, at a fixed price of $0.05 per share of common stock or if publicly traded at the rate of the lessor of $0.05 or the lowest of 65% of the lowest closing bid price for 3 trading days previous to the conversion or based on any subsequent financings with better terms to other investors. The outstanding balance on the note was $20,000 as of June 30, 2026. This note is in default and is accruing interest at the default rate of 18%.

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

On May 6, 2024, the Company entered into an agreement to borrow up to $160,000 with an interest rate of 12% per annum and a maturity date of November 5, 2024. On January 17, 2025 the note was amended to fund up to $200,000 with an interest rate of 12% per annum. The note does not specify a maturity date. On July 1, 2024, July 26, 2024, October 18, 2024, January 6, 2025, January 22, 2025 and March 21, 2025, the Company received $75,000, $50,000, $10,000, $16,000, $20,000 and $10,000, respectively, related to a May 6, 2024 convertible promissory note with a third party. The note shall be convertible into shares of common stock equal to 70% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the last five (5) trading days immediately prior to but not including the conversion date, which is subject to a floor conversion price of $0.20 per share. The outstanding balance on the note is $181,000 as of June 30, 2026.

On October 25, 2024, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 12% per annum and a maturity date of October 25, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 400,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On October 25, 2024, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 12% per annum and a maturity date of October 25, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 100,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On October 25, 2024, the Company entered into another convertible promissory note in the amount of $25,000 with an interest rate of 12% per annum and a maturity date of October 25, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 100,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On October 31, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of October 31, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 40,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On October 31, 2024, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 12% per annum and a maturity date of October 31, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 40,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On February 27, 2025, the Company entered into a convertible promissory note in the amount of $5,000 with an interest rate of 10% per annum and a maturity date of February 27, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 20,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On March 18, 2025, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of March 18, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 40,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On March 24, 2025, the Company entered into a convertible promissory note in the amount of $5,000 with an interest rate of 10% per annum and a maturity date of March 24, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 20,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On March 27, 2025, the Company entered into a convertible promissory note in the amount of $20,000 with an interest rate of 8% per annum and a maturity date of March 27, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 80,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On March 27, 2025, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of March 27, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $10,000 as of June 30, 2026.

On May 20, 2025, the Company entered into a convertible promissory note in the amount of $100,000 with an interest rate of 10% per annum and a maturity date of November 20, 2025. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $100,000 as of June 30, 2026.

On June 3, 2025, the Company entered into a convertible promissory note in the amount of $150,000 with an interest rate of 10% per annum and a maturity date of June 3, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 600,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On June 11, 2025, the Company entered into a convertible promissory note in the amount of $25,000 with an interest rate of 10% per annum and a maturity date of June 11, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 100,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On October 30, 2025, the Company entered into a convertible promissory note in the amount of $15,000 with an interest rate of 10% per annum and a maturity date of October 30, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 60,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On November 13, 2025, the Company entered into a convertible promissory note in the amount of $12,000 with an interest rate of 10% per annum and a maturity date of November 13, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $12,000 as of June 30, 2026.

On December 5, 2025, the Company entered into a convertible promissory note in the amount of $7,500 with an interest rate of 10% per annum and a maturity date of December 5, 2026. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $7,500 as of June 30, 2026.

On January 7, 2026, the Company entered into a convertible promissory note in the amount of $10,000 with an interest rate of 10% per annum and a maturity date of January 7, 2027. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 40,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On March 22, 2026, the Company entered into a convertible promissory note in the amount of $5,000 with an interest rate of 10% per annum and a maturity date of March 22, 2027. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $5,000 as of June 30, 2026.

On April 6, 2026, the Company entered into a convertible promissory note in the amount of $3,500 with an interest rate of 8% per annum and a maturity date of April 6, 2027. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $3,500 as of June 30, 2026.

On April 27, 2026, the Company entered into a convertible promissory note in the amount of $5,000 with an interest rate of 10% per annum and a maturity date of April 27, 2027. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 20,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On April 28, 2026, the Company entered into a convertible promissory note in the amount of $5,000 with an interest rate of 10% per annum and a maturity date of April 28, 2027. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. This note was converted to 20,000 shares. The outstanding balance on the note was $0 as of June 30, 2026.

On May 6, 2026, the Company entered into a convertible promissory note in the amount of $5,000 with an interest rate of 10% per annum and a maturity date of May 6, 2027. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $5,000 as of June 30, 2026.

On June 29, 2026, the Company entered into a convertible promissory note in the amount of $7,000 with an interest rate of 8% per annum and a maturity date of June 29, 2027. The note carries a prepayment feature or is convertible 14 days from the date of the note, at a fixed price of $0.25 per share of common stock. The outstanding balance on the note was $7,000 as of June 30, 2026.

Total accrued interest on the above notes for June 30, 2026 and December 31, 2025 was $639,185 and $532,937, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. During the year ended December 31, 2025, the Company settled a lawsuit and recorded a gain of $50,000 as other income.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to October 22, 2026 through the date these consolidated financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of June 30, 2026, we had an accumulated deficit totaling ($12,803,324). This raises substantial doubts about our ability to continue as a going concern.

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

Results for the Three Months Ended June 30, 2026 Compared To The Three Months Ended June 30, 2025.

Operating Revenues

The Company’s revenues were $0 and $0 for the three months ended June 30, 2026 and 2025, respectively.

Gross Profit (Loss)

For the three months ended June 30, 2026 and 2025, the Company’s gross profit (loss) was $0 and ($651), respectively.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended June 30, 2026, general and administrative expenses were $96,124 compared to $88,049 for the three months ended June 30, 2025, an increase of $8,075. This increase was due to a decrease in office expenses.

Advertising Expense

For the three months ended June 30, 2026, advertising expenses were $7,594 compared to $2,875 for the three months ended June 30, 2025, an increase of $4,719.

Legal and Accounting Expense

For the three months ended June 30, 2026, Legal and Accounting expenses were $21,794 compared to $88,680 for the three months ended June 30, 2025, a decrease of $66,886. This decrease was due to accounting and legal filings associated with the registration statement filing in 2025.

Consulting Expense

For the three months ended June 30, 2026, Consulting expenses were $28,845 compared to $112,426 for the three months ended June 30, 2025, a decrease of $83,581. This decrease was due to consulting fees associated with the registration statement filing in 2025.

Interest Expense

For the three months ended June 30, 2026, Interest expenses were $67,327 compared to $69,764 for the three months ended June 30, 2025, a decrease of $2,437. This decrease was due to a number of notes converted since the quarter ended June 30, 2025.

Net Loss

Our net loss for the three months ended June 30, 2026, was $221,684 compared to $362,445 for the three months ended June 30, 2025, a decrease of $140,761. This decrease was due to the decrease in legal, accounting and consulting fees in 2026.

Results for the Six Months Ended June 30, 2026 Compared To The Six Months Ended June 30, 2025.

Operating Revenues

The Company’s revenues were $0 and $0 for the six months ended June 30, 2026 and 2025, respectively.

Gross Profit (Loss)

For the six months ended June 30, 2026 and 2025, the Company’s gross profit (loss) was $0 and ($651), respectively.

Our gross profit (loss) could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the six months ended June 30, 2026, general and administrative expenses were $178,011 compared to $150,186 for the six months ended June 30, 2025, an increase of $27,825. This increase was due to an increase in office expenses.

Advertising Expense

For the six months ended June 30, 2026, advertising expenses were $7,769 compared to $5,396 for the six months ended June 30, 2025, an increase of $2,373.

Legal and Accounting Expense

For the six months ended June 30, 2026, Legal and Accounting expenses were $45,623 compared to $209,584 for the six months ended June 30, 2025, a decrease of $163,961. This decrease was due to accounting and legal filings associated with the registration statement filing in 2025.

Consulting Expense

For the six months ended June 30, 2026, Consulting expenses were $66,867 compared to $145,547 for the six months ended June 30, 2025, a decrease of $78,680. This decrease was due to consulting fees associated with the registration statement filing in 2025.

Interest Expense

For the six months ended June 30, 2026, interest expense was $123,680 compared to $132,628 for the six months ended June 30, 2025, a decrease of $8,948.

Net Loss

Our net loss for the six months ended June 30, 2026, was $421,950 compared to $643,992 for the six months ended June 30, 2025, a decrease of $222,042. This decrease was due to the decrease in legal, accounting and consulting fees in 2026.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2026, the Company had total current assets of $100,523 compared to $14,085 at December 31, 2025.

At June 30, 2026, the Company had total current liabilities of $3,461,788 compared to $2,974,308 at December 31, 2025.

We had working capital deficit of $3,361,265 as of June 30, 2026, compared to $2,960,223 as of December 31, 2025.

Cashflow from Operating Activities

During the six months ended June 30, 2026, cash provided by (used in) operating activities was ($210,570) compared to ($341,383) for six months ended June 30, 2025. Cash used in operating activities for the six months ended June 30, 2026 was primarily the result of a $421,950 net loss, offset by a $260,075 increase in accounts payable and accrued expenses and account payable – related party.

Cashflow from Investing Activities

During the six months ended June 30, 2026, cash provided by (used in) investing activities was $0 compared to ($2,573) for six months ended June 30, 2025. Cash used in investing activities for the six months ended June 30, 2025 was primarily the result of property and equipment purchased totaling $2,573.

Cashflow from Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities was $216,549 compared to $356,909 for the six months ended June 30, 2025. Cash provided by financing activities for the six months ended June 30, 2026 was primarily the result of proceeds from convertible notes payable, notes payable and proceeds from advances.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended June 30, 2026, have been prepared on a going concern basis and Note 2 to the consolidated financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Standards

Accounting Standards Issued

All other ASUs issued but not yet adopted were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the U.S. statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company has evaluated the impact and determined there was no impact to the financial statements as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2026, the Company recorded 80,000 shares to be issued at $0.25 per share for conversion of convertible notes payable valued at $20,000.

For the six months ended June 30, 2026, the Company cancelled 400,000 shares.

As of June 30, 2026, the Company had 123,896,460 common shares outstanding

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

ELITE PERFORMANCE HOLDING CORP.
(Registrant)

Dated: October 22, 2026	By:	/s/ Joey Firestone
Joey Firestone

